Form 10-Q
period 1996-03-31
AMERICAN BUILDINGS CO /DE/
filed 1996-05-10
CIK 799208

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            [ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       OR

            [ ] Transition Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission File Number 0-23688

                           AMERICAN BUILDINGS COMPANY
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               63-0931058
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                                  P.O. BOX 800
                                STATE DOCKS ROAD
                             EUFAULA, ALABAMA 36027
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (334) 687-2032
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: MAY 1, 1996 - 5,988,498 SHARES.

                                      INDEX

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                                                                   Page Number
                                                                   -----------
PART  1. Financial Information

   ITEM  1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995                      2

               Condensed Consolidated Statements of Income
               for the Three Months Ended March 31, 1996 and 1995        3

               Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 1996 and 1995        4

               Notes to Condensed Consolidated Financial Statements      5

   ITEM  2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7

PART II. Other Information                                               9

   ITEM  6.   Exhibits and Reports on Form 8-K                          11

                  AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)


                                                                MARCH 31   DECEMBER 31,
                                                                  1996        1995
                                                               ----------- -----------
                                                                (UNAUDITED)
                            ASSETS
CURRENT ASSETS:
   Cash ....................................................     $12,651    $ 17,100
   Accounts receivable, net of allowance for doubtful
     accounts of $2,695 and $2,589, respectively ...........      22,905       29,473
   Inventories .............................................      15,535       15,088
   Other current assets ....................................       5,617        2,829
                                                                 -------     ---------
     Total current assets ..................................      56,708       64,490
PROPERTY, PLANT AND EQUIPMENT, AT COST .....................      63,227       61,454
   Less accumulated depreciation ...........................      36,239       35,585
                                                                 -------     --------
                                                                  26,988       25,869
RESTRICTED CASH ............................................       1,156        4,100

DEFERRED INCOME TAXES ......................................       2,057        2,057

OTHER ASSETS, NET ..........................................       5,537        4,827
                                                                 -------     --------
     Total assets ..........................................     $92,446     $101,343
                                                                 =======     ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ....................     $   970     $    970
   Accounts payable ........................................      17,990       23,579
   Accrued liabilities .....................................       9,706       11,312
   Accrued income taxes ....................................         911        1,513
                                                                 -------     --------
     Total current liabilities .............................      29,577       37,374

LONG-TERM DEBT, NET OF CURRENT MATURITIES ..................       7,760        7,760
OTHER NONCURRENT LIABILITIES ...............................       2,780        2,698

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 4,000 shares authorized,
     no shares issued and outstanding ......................        --           --
   Common stock, $.01 par value; 25,000 shares authorized,
     6,245 shares and 6,237 shares issued
     at March 31, 1996 and December 31, 1995, respectively .          62           62
   Additional paid-in capital ..............................      30,171       30,082
   Retained earnings .......................................      25,683       24,438
                                                                 -------     --------
                                                                  55,916       54,582
   Less--Treasury stock, at cost (156 and 46 shares at
     March 31, 1996 and December 31, 1995, respectively) ...      (3,587)      (1,071)
                                                                 -------     --------
     Total stockholders' equity ............................      52,329       53,511
                                                                 -------     --------
     Total liabilities and stockholders' equity ............     $92,446     $101,343
                                                                 =======     ========

See notes to condensed consolidated financial statements.

                  AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             1996        1995
                                                           --------    --------

NET SALES .........................................      $ 48,180       $ 62,298
COSTS AND EXPENSES:
   Cost of sales ..................................        40,688         51,538
   Selling, general, and administrative ...........         5,643          6,242
                                                         --------       --------
                                                           46,331         57,780

OPERATING INCOME ..................................         1,849          4,518

INTEREST, NET .....................................          (175)            85
                                                         --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES ..........         2,024          4,433

PROVISION FOR INCOME TAXES .......................           779          1,685
                                                         --------       --------

NET INCOME ........................................      $  1,245       $  2,748
                                                         ========       ========


NET INCOME PER COMMON AND COMMON

  EQUIVALENT SHARE ................................      $    .19       $    .42
                                                         ========       ========


WEIGHTED AVERAGE NUMBER OF COMMON

 AND COMMON EQUIVALENT SHARES OUTSTANDING .........         6,533          6,510
                                                         ========       ========

See notes to condensed consolidated financial statements.

                  AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ---------------------------
                                                                                       1996               1995
                                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................................      $  1,245           $  2,748
                                                                                     --------           --------
   Adjustments to reconcile net income to net cash (used for) provided by operating activities:
          Depreciation and amortization .......................................         1,058              1,010
          Changes in assets and liabilitites:
             Accounts receivable, net .........................................         6,568               (968)
             Inventories ......................................................          (447)             4,029
             Accounts payable .................................................        (5,589)            (4,059)
             Accrued liabilities and taxes ....................................        (2,208)             1,928
             Other working capital changes ....................................        (2,788)              (282)
             Other, net .......................................................          (166)                71
                                                                                     --------           --------
                Total adjustments .............................................        (3,572)             1,729
                                                                                     --------           --------
                Net cash (used for) provided by operating activities ..........        (2,327)             4,477
                                                                                     --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted cash ............................................................         2,944              2,558
   Investment in China Joint Venture ..........................................        (1,500)              --
   Proceeds from sales of fixed assets ........................................            30                133
   Proceeds from sales of nonoperating property, net ..........................           947               --
   Additions to property, plant, and equipment ................................        (2,117)            (1,904)
                                                                                     --------           --------
                Net cash provided by investing activities .....................           304                787
                                                                                     --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt payments ....................................................          --                 (223)
   Proceeds from issuance of common stock .....................................            90                 10
   Treasury Stock Repurchase ..................................................        (2,516)              --
                                                                                     --------           --------
                Net cash used for financing activities ........................        (2,426)              (213)
                                                                                     --------           --------
NET (DECREASE) INCREASE IN CASH ...............................................        (4,449)             5,051

CASH AT BEGINNING OF PERIOD ...................................................        17,100              4,978
                                                                                     --------           --------
CASH AT END OF PERIOD .........................................................      $ 12,651           $ 10,029
                                                                                     ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest .....................................................      $    107           $    267
                                                                                     ========           ========

   Cash paid for income taxes .................................................      $  1,332           $  1,109
                                                                                     ========           ========


            See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. The accounting policies continue unchanged from December 31, 1995. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.   Inventories consisted of the following :

                                           MARCH 31,        DECEMBER 31,
                                             1996               1995
                                           --------         ------------

       Raw materials ..................    $13,379             $13,846
       Work in process ................      2,925               2,574
       Finished goods .................        518                 328
                                           -------             -------
                                            16,822              16,748

       Allowance to state
         inventories at LIFO cost .....     (1,287)             (1,660)
                                           =======             =======
                                           $15,535             $15,088
                                           =======             =======

3. Included in accrued liabilities are estimated insurance claims for the self-insured portion of workers' compensation, property and casualty, and health insurance plans totalling $3,993 and $3,483 at March 31, 1996 and December 31, 1995, respectively.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             (UNAUDITED) - CONTINUED

4. On December 7, 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate which averaged 3.6% for the first quarter of 1996 compared to 4.1% for the first quarter of 1995. Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature December 1, 2004 and are subject to mandatory sinking fund redemption of $970 per year and are subject to mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure. The balance of the IDA bonds including current portion was $8,730 at March 31, 1996 and December 31, 1995.

     The balance in the restricted cash account is reduced as capital expenditures are made related to the Virginia plant. This balance was $1,156 as of March 31, 1996 and $4,100 as of December 31, 1995. These funds are invested in highly liquid short-term investments.

5. On May 10, 1995, the Company and its lenders amended its revolving credit facility and term loans to increase the maximum borrowings under the revolver to $35 million, to lower the interest rate to prime plus 1% or LIBOR plus 2.5% and to reduce certain other fees associated with this facility. Also as part of this agreement, the outstanding principal ($4,167) of the term loan was repaid on that date from cash provided by operations. There were no borrowings under the revoler at March 31, 1996.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1996

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

Net sales for the quarter ended March 31, 1996 decreased 23% to $48.2 million from $62.3 million in the same period a year ago. Gross margins decreased to 15.6% in the current quarter compared to 17.3% in the corresponding quarter of 1995 primarily as a result of the lower net sales which was caused by a reduced backlog coming into the year and the unusually severe winter weather in most U.S. markets causing customers to delay shipment of their orders as construction sites were not yet ready. Backlog at March 31, 1996 increased 28% to approximately $72.0 million from $56.3 million at the end of 1995. Selling, general and administrative expenses decreased by 10% to $5.6 million in the first quarter of 1996 from $6.2 million in the first quarter of 1995 as a result of cost reductions implemented by the Company in response to the lower first quarter volume. As a percent of sales these expenses were 12% in 1996 compared to 10% in the same period of 1995. Operating income declined 59% to $1.8 million in the first quarter of 1996 compared to $4.5 million in the same quarter of 1995. The Company had net interest income for the quarter ended March 31, 1996 of $.2 million compared to net interest expense of $.1 for the comparable period in 1995. This decrease in interest expense resulted primarily from the repayment on May 10, 1995 of the Company's term loan. In addition to earning interest income on its excess cash, the Company is currently earning interest on the unused proceeds from its Industrial Revenue Bond transaction, which was closed on December 7, 1994 in order to provide the financing for the construction of its manufacturing facility in Virginia. These unused proceeds are invested in highly liquid short-term investments and are included on the accompanying Condensed Consolidated Balance Sheets as Restricted Cash. Net income for the current quarter decreased 55% to $1.2 million from $2.7 million in the first quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, bank borrowings and sales of its debt and equity securities.

Net cash (used for) provided by operations was ($2.3) million in the first quarter of 1996 compared to $4.5 million in the first quarter of 1995. The decrease for 1996 resulted primarily from decreased operating income and a reduction in accounts payable and accrued liabilities from their year-end levels as a result of the lower volume during the quarter.

Net cash provided by investing activities was $.3 million for the three months ended March 31, 1996 and $.8 million for the three months ended March 31, 1995. In the 1996 period, the Company applied $2.9 million of the proceeds of the Industrial Revenue Bonds which were included in restricted cash at the beginning of the year to the capital expenditures made for the Virginia manufacturing facility. This amount exceeds total capital expenditures of $2.1 million for the quarter as part of it represents a drawdown of the restricted cash balance for expenditures made in late 1995. The Company increased its

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

investment in its joint venture in the People's Republic of China by $1.5 million during the first quarter of 1996 bringing its total capital investment in the joint venture to $2.4 million. In 1995, the Company applied $2.6 million of the restricted cash to capital expenditures made for the Virginia facility. This amount exceeded total capital expenditures of $1.9 million for the quarter as part of it represented a drawdown of the restriced cash balance for expenditures made in late 1994.

Net cash used for financing activities was $2.4 million for the quarter ended March 31, 1996 compared to $.2 million for the quarter ended March 31, 1995. In 1996, this was primarily the result of the repurchase in the open market of 110,000 shares of the Company's Common Stock pursuant to the Board of Directors authorization made on October 3, 1995 to repurchase up to 300,000 shares of the Company's Common Stock in the open market. The repurchase was made from excess cash on hand. In 1995, long-term debt repayments of $.2 million were funded by cash provided by operating activities.

The Company has budgeted approximately $11.7 million in capital expenditures in 1996 consisting of $5.5 million in existing facilities, primarily for machinery and equipment, $3.5 million to increase capacity at its Polymer Coil Coaters facility, and $2.7 million to complete the Virginia manufacturing facility expansion and the Eufaula office expansion. The Company expects to be able to fund its capital expenditures with cash provided by operations, the Industrial Revenue Bonds for the Virginia facility, and from borrowings under its revolving credit facility.

At March 31, 1996 and December 31, 1995, the Company's outstanding debt (including current portion) was $8.7 million of Industrial Revenue Bonds which are subject to mandatory sinking fund requirements of approximately $1.0 million per year through December 1, 2004. There was no balance outstanding under the revolving credit facility under which the Company may borrow up to $25 million.

The Company believes that cash generated from operations and borrowings under the revolving credit facility will be sufficient to meet its working capital and capital expenditure needs for the forseeable future. There can be no assurance that liquidity would not be impacted by a decline in general economic conditions and higher interest rates which would affect the Company's ability to obtain external financing.

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

     a.   Statement re: Computation of earnings per share
          (Exhibit 11)

     b. The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN  BUILDINGS  COMPANY

Date May  3, 1996                   /s/ ROBERT T. AMMERMAN
     ------------                   -------------------------------------------
                                        Robert T. Ammerman
                                        President and Chief Executive Officer

Date May 3, 1996                    /s/ R. CHARLES BLACKMON, JR.
     -----------                    -------------------------------------------
                                        R. Charles Blackmon, Jr.
                                        Vice President, Chief Financial Officer

                                                                   EXHIBIT 11

                  AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER SHARE

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                            1996         1995
                                                           ------       -------
PRIMARY EARNINGS PER SHARE:
  Net income .........................................     $1,245       $2,748
                                                           ======       ======
  Weighted average common shares outstanding .........      6,179        6,226

  Add -- Dilutive effect of outstanding options
   (as determined by the application of the
    treasury stock method) ...........................        354          284
                                                           ------       ------
  Weighted average common and common equivalent
    shares outstanding ...............................      6,533        6,510
                                                           ======       ======
Primary earnings per share:
   Net income ........................................     $  .19       $  .42
                                                           ======       ======