Form 10-Q
period 1996-06-30
AMERICAN BUILDINGS CO /DE/
filed 1996-08-09
CIK 799208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            [ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            [ ] Transition Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission File Number 0-23688

                           AMERICAN BUILDINGS COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      63-0931058
  -------------------------------                  ----------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification Number)

                                  P.O. BOX 800
                                STATE DOCKS ROAD
                             EUFAULA, ALABAMA 36027
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (334) 687-2032
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 2, 1996 -- 5,499,583 shares.

================================================================================

                                      INDEX

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                                                                   Page Number
                                                                   -----------

PART  1.     Financial Information

  ITEM  1.   Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets --
                June 30, 1996 and December 31, 1995                      2

                Condensed Consolidated Statements of Income --
                Three months ended June 30, 1996 and 1995;
                Six months ended June 30, 1996 and 1995                  3

                Condensed Consolidated Statements of Cash Flows --
                Six months ended June 30, 1996 and 1995                  4

                Notes to Condensed Consolidated Financial Statements     5


  ITEM  2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7

PART II.        Other Information

  ITEM 4.       Submission of Matters to a Vote of Security Holders     10

  ITEM  6.      Exhibits and Reports on Form 8-K                        10

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)


                                                    June 30,        December 31,
                                                     1996              1995
                                                    --------        ------------
                                                  (Unaudited)
                       ASSETS

CURRENT ASSETS:
  Cash                                             $     0            $ 17,100
  Accounts receivable, net of allowance
   for doubtful accounts of $2,910 and
   $2,589, respectively                             31,575              29,473
  Inventories                                       16,144              15,088
  Other current assets                               4,681               2,829
                                                   -------             -------
   Total current assets                             52,400              64,490

PROPERTY, PLANT AND EQUIPMENT, at cost              65,790              61,454
 Less accumulated depreciation                      37,210              35,585
                                                   -------             -------
                                                    28,580              25,869

RESTRICTED CASH                                      1,085               4,100

DEFERRED INCOME TAXES                                2,057               2,057

OTHER ASSETS, net                                    7,491               4,827
                                                   -------            --------

  Total assets                                     $91,613            $101,343
                                                   =======            ========



  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt             $   970             $   970
  Accounts payable                                  25,810              23,579
  Accrued liabilities                                8,278              11,312
  Accrued income taxes                               1,031               1,513
                                                   -------            --------
   Total current liabilities                        36,089              37,374

LONG-TERM DEBT, net of current maturities           11,123               7,760
OTHER NONCURRENT LIABILITIES                         2,872               2,698

STOCKHOLDERS' EQUITY
  Preferred stock, $.0l par value; 4,000
   shares authorized, no shares issued and
   outstanding                                        --                    --
  Common stock, $.0I par value; 25,000
   shares authorized, 6,311 shares and
   6,237 shares issued at June 30, 1996 and
   December 31, 1995, respectively                      63                  62
  Additional paid-in capital                        30,735              30,082
  Retained earnings                                 29,182              24,438
                                                   -------            --------
                                                    59,980              54,582

  Less-Treasury stock, at cost (681 and
   46 shares at June 30, 1996 and
   December 31, 1995, respectively)                (18,451)             (1,071)
                                                   -------            --------
    Total stockholders' equity                      41,529              53,511
                                                   -------            --------
    Total liabilities and stockholders'
     equity                                        $91,613            $101,343
                                                   =======            ========


See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                     --------------------         -----------------------
                                                       1996         1995           1996             1995
                                                     --------     -------         ------           ------
NET SALES                                            $66,302      $ 67,769        $114,482       $130,067
COSTS AND EXPENSES:
  Cost of sales                                       54,707        54,976          95,395        106,514
  Selling, general, and administrative                 5,905         6,397          11,548         12,639
                                                     -------       -------        --------       --------
                                                      60,612        61,373         106,943        119,153

OPERATING INCOME                                       5,690         6,396           7,539         10,914

INTEREST, NET                                              2            (9)           (173)            76
                                                     -------       -------        --------       --------

INCOME BEFORE PROVISION FOR INCOME TAXES               5,688         6,405           7,712         10,838

PROVISION FOR INCOME TAXES                             2,189         2,435           2,968          4,120
                                                     -------       -------        --------       --------

NET INCOME                                           $ 3,499       $ 3,970        $  4,744       $  6,718
                                                     =======       =======        ========       ========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                   $  0.56       $  0.61        $   0.74       $   1.03
                                                     =======       =======        ========       ========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING             6,248         6,512           6,391          6,511
                                                     =======       =======        ========       ========



See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                    Six months ended
                                                                                       June 30,
                                                                                  --------------------
                                                                                    1996         1995
                                                                                  -------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $  4,744    $  6,718
                                                                                  --------    --------
 Adjustments to reconcile net income to net cash used for
   operating activities:
    Depreciation and amortization                                                    2,116       2,018
    Changes in assets and liabilitites:
     Accounts receivable, net                                                       (2,102)     (5,494)
     Inventories                                                                    (1,056)      3,780
     Accounts payable                                                                2,231      (2,486)
     Accrued liabilities and taxes                                                  (3,516)      1,620
     Other working capital changes                                                  (1,853)       (672)
     Other, net                                                                     (1,152)        (16)
                                                                                  --------    --------
       Total adjustments                                                            (5,332)     (1,250)
                                                                                  --------    --------
       Net cash (used for) provided by operating activities                           (588)      5,468
                                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Restricted cash                                                                     3,015       3,113
 Investment in China Joint Venture                                                  (2,460)       --
 Proceeds from sales of fixed assets                                                    30         133
 Proceeds from sales of nonoperating property, net                                     947        --
 Additions to property, plant, and equipment                                        (4,681)     (5,859)
                                                                                  --------    --------
       Net cash used for investing activities                                       (3,149)     (2,613)
                                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolver                                                              3,363        --
 Long-term debt payments                                                              --        (4,539)
 Proceeds from issuance of common stock                                                654          10
 Treasury stock repurchase                                                         (17,380)       --
                                                                                  --------    --------
       Net cash used for financing activities                                      (13,363)     (4,529)
                                                                                  --------    --------
NET (DECREASE) IN CASH                                                             (17,100)     (1,674)
                                                                                  --------    --------
CASH AT BEGINNING OF PERIOD                                                         17,100       4,978
                                                                                  --------    --------
CASH AT END OF PERIOD                                                             $   --      $  3,304
                                                                                  ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid for interest                                                           $    208    $    528
                                                                                  ========    ========
 Cash paid for income taxes                                                       $  3,343    $  4,506
                                                                                  ========    ========



See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and cash flows for the three and six months ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. The accounting policies continue unchanged from December 31, 1995. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


2.   Inventories consisted of the following :

                                                     June 30,    December 31,
                                                       1996         1995
                                                     --------    ------------

Raw materials                                         $13,723       $13,846
Work in process                                         2,873         2,574
Finished goods                                            386           328
                                                      -------       -------
                                                      $16,982       $16,748

Allowance to state
inventories at LIFO cost                                 (838)       (1,660)
                                                      -------       -------
                                                      $16,144       $15,088
                                                      =======       =======

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             (UNAUDITED) - CONTINUED

3. Included in accrued liabilities are estimated insurance claims for the self-insured portion of workers' compensation, property and casualty, and health insurance plans totaling $3,177 and $3,483 at June 30, 1996 and December 31, 1995, respectively.

4. On December 7, 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate which averaged 3.9% and 3.8% for the second quarter and first half of 1996, respectively, compared to 4.5% and 4.3% for the second quarter and first half of 1995, respectively. Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature December 1, 2004 and are subject to mandatory sinking fund redemption of $970 per year and are subject to mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure. The balance of the IDA bonds, including current portion, was $8,730 at June 30, 1996 and December 31, 1995.

     The balance in the restricted cash account is reduced as capital expenditures are made related to the Virginia plant. This balance was $1,085 as of June 30, 1996 and $4,100 as of December 31, 1995. These funds are invested in highly liquid short-term investments.

5. On May 10, 1995, the Company and its lenders amended its revolving credit facility and term loans to increase the maximum borrowing under the Revolver, lower the interest rate to prime plus 1% or LIBOR plus 2.5% and to reduce certain other fees associated with this facility. Also as part of this agreement, the outstanding principal ($4,167) of the term loan was repaid on that date from cash provided by operations. The Loan Agreement, as currently in effect, provides the Company with a $34 million revolving credit facility. At June 30, 1996 borrowings under the Revolver were $3,363. There were no borrowings under the Revolver at December 31, 1995.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  JUNE 30, 1996

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

Net sales for the quarter ended June 30, 1996 decreased 2% to $66.3 million from $67.8 million in the same period a year ago. Gross margins declined to 17.5% in the current quarter compared to 18.9% in the corresponding quarter of 1995 primarily as a result of lower selling prices. Backlog at June 30, 1996 was $92.3 million, up 64% from its December 31, 1995 level and up 3% over backlog at June 30, 1995. The Company implemented a strategy to be market and price aggressive during the first half of 1996 in order to replenish the backlog; effective July 1, 1996 the Company implemented a price increase. Selling, general and administrative expenses decreased by 8% to $5.9 million in the second quarter of 1996 from $6.4 million in the second quarter of 1995 and have also decreased as a percent of sales. This decrease resulted from the Company's plan to mitigate the impact of reduced selling prices by reducing costs wherever possible without adversely affecting its long-term growth objectives. Operating income declined 11% to $5.7 million in the second quarter of 1996 compared to $6.4 million in the second quarter of 1995. The Company had negligible interest income/expense for the second quarter of both 1996 and 1995. Net income for the current quarter was $3.5 million compared to $4.0 million in the second quarter of last year.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Net sales for the six months ended June 30, 1996 decreased 12% to $114.5 million from $130.1 million in the first half of 1995. Gross margins decreased to 16.7% from 18.1% in the comparable period of 1995 primarily as a result of the lower sales experienced in the first quarter of 1996 which was caused by a reduced backlog coming into the year and the unusually severe winter weather in most US markets causing customers to delay shipment of their orders as construction sites were not yet ready. Operating income in the first half of 1996 decreased 31% to $7.5 million from $10.9 million for the same period last year. Net interest for the first six months of 1996 was income of $.2 million compared to net interest expense of $.1 million in the first half of 1995. This decrease in interest expense resulted primarily from the repayment on May 10, 1995 of the Company's term loan. Net income for the first six months of 1996 decreased to $4.7 million from $6.7 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, bank borrowings and sales of its debt and equity securities.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

Net cash (used for) provided by operating activities was ($.6) million in the first half of 1996 compared to $5.5 million in the first half of 1995. The decrease for 1996 resulted primarily from decreased operating income and an increase in working capital necessary to support the current increasing sales volume.

Net cash used for investing activities was $3.1 million for the six months ended June 30, 1996 and $2.6 million for the six months ended June 30, 1995. In the 1996 period, the Company applied $3.0 million of the proceeds of the Industrial Revenue Bonds which were included in restricted cash at the beginning of the year to the capital expenditures made for the Virginia manufacturing facility. The Company also increased its investment in its joint venture in the People's Republic of China by $2.5 million during the first half of 1996 bringing its total capital investment in the joint venture to $3.4 million. Additions to plant, property and equipment totaled $4.7 million for the first half of 1996. In the 1995 period, the Company applied $3.1 million of the proceeds of the Industrial Revenue Bonds to the capital expenditures made for the Virginia manufacturing facility. Additions to plant, property and equipment were $5.9 million in the 1995 period.

Net cash used for financing activities was $13.4 million for the six months ended June 30, 1996 and $4.5 million for the six months ended June 30, 1995. In 1996, this was primarily the result of the $17.4 million repurchase in the open market of 634,500 shares of the Company's Common Stock pursuant to the Board of Directors authorization to repurchase up to 800,000 such shares. The repurchase was made from excess cash on hand and proceeds from the revolver. The Company borrowed $3.4 million under its revolving credit facility during the first half of 1996. In 1995, long-term debt payments were funded by cash from operations.

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

At June 30, 1996 the Company's outstanding debt (including current portion) was $8.7 million of Industrial Revenue Bonds which are subject to mandatory sinking fund requirements of approximately $1.0 million per year through December 1, 2004 and $3.4 million outstanding under the revolving credit facility. At June 30, 1996, the Company had $11.3 million of outstanding letters of credit. The Company had $8.7 million in debt (including current portion) outstanding at December 31, 1995, all of

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

which was the Industrial Revenue Bonds. There were no borrowings under the revolving credit facility at that date.

On July 15, 1996, the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of its Common Stock in the open market, making a total of 1,300,000 shares authorized for repurchase. At June 30, 1996 and August 2, 1996, the Company had repurchased 680,500 and 811,500 of these shares, respectively.

On May 10, 1995 the Company's revolving credit and term loan agreement was amended to increase the maximum borrowings under the Revolver, lower the interest rate on the Revolver to prime plus 1% or LIBOR plus 2.5% and reduce certain fees associated with the facility. Also as of that date, the term loans ($4.2 million) were repaid from cash from operations. The Loan Agreement, as currently in effect, provides the Company with a $34 million revolving credit facility. Borrowings under the Revolver are subject to certain borrowing base limitations based on eligible accounts receivable and inventory less amounts outstanding under letters of credit.

The Company believes that cash generated from operations and borrowings under the revolving credit facility will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future. There can be no assurance that liquidity would not be impacted by a decline in general economic conditions and higher interest rates which would affect the Company's ability to obtain external financing.

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         a.   The Annual Meeting of Stockholders was held on April 25, 1996.
         b.   Not Applicable.
         c. The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulations:

                                                VOTES FOR      VOTES WITHHELD
                                                ---------      --------------
                 Robert T. Ammerman             4,383,292          104,366
                 William L. Selden              4,383,292          104,366
                 Harold Levy                    4,466,892           20,766
                 Douglas L. Newhouse            4,386,492          101,166
                 Ralph S. Saul                  4,466,492           21,166
                 Robert F. Shapiro              4,466,892           20,766
                 Kendrick R. Wilson, III        4,466,892           20,766


ITEM 6.  Exhibits and Reports on Form 8-K

         a.  Statement re: Computation of earnings per share (Exhibit 11)

         b. The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICAN BUILDINGS COMPANY

Date  August 8, 1996                  /s/ ROBERT T. AMMERMAN
      ----------------                ------------------------------------------
                                      Robert T. Ammerman
                                      Chief Executive Officer

Date  August 8, 1996                  /s/ R. CHARLES BLACKMON, JR.
      ----------------                ------------------------------------------
                                      R. Charles Blackmon, Jr.
                                      Executive Vice President,
                                      Chief Financial Officer

                                                                      EXHIBIT 11


                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                        COMPUTATION OF EARNINGS PER SHARE

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)





                                                                    Three months ended            Six months ended
                                                                          June 30,                     June 30,
                                                                    -------------------           ------------------
                                                                     1996         1995             1996        1995
                                                                    ------       ------           ------      ------
PRIMARY EARNINGS PER SHARE:

Net income                                                          $3,499       $3,970           $4,744      $6,718
                                                                    ======       ======           ======      ======
Weighted average common and common equivalent
  shares outstanding                                                 5,869        6,228            6,024       6,227
Add - Dilutive effect of outstanding options (as determined
  by the application of the treasury stock method)                     379          284              367         284
                                                                    ------       ------           ------      ------
Weighted average common and common equivalent
  shares outstanding                                                 6,248        6,512            6,391       6,511
                                                                    ======       ======           ======      ======
Primary earnings per share:

  Net income                                                        $ 0.56       $ 0.61           $ 0.74      $ 1.03
                                                                    ======       ======           ======      ======
