Form 10-Q
period 1996-09-30
AMERICAN BUILDINGS CO /DE/
filed 1996-11-13
CIK 799208

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


            [ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 6, 1996 - 5,311,333 shares.

                                      INDEX


                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                                                                     Page Number
                                                                     -----------

PART  1. Financial Information


   ITEM  1.   Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets-
              September 30, 1996 and December 31, 1995                        2

              Condensed Consolidated Statements of Income-
              Three months ended September 30, 1996 and 1995;
              Nine months ended September 30, 1996 and 1995                   3

              Condensed Consolidated Statements of Cash Flows-
              Nine months ended September 30, 1996 and 1995                   4

              Notes to Condensed Consolidated Financial Statements            5


   ITEM  2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             7


PART II. Other Information

   ITEM  6.   Exhibits and Reports on Form 8-K                               10

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                              September 30,    December 31,
                                                                  1996            1995
                                                              --------------   ------------
                                                                 (Unaudited)
                   ASSETS
CURRENT ASSETS:
   Cash                                                         $      0        $  17,100
   Accounts receivable, net of allowance for doubtful
     accounts of $3,129 and $2,589, respectively                  34,583           29,473
   Inventories                                                    16,786           15,088
   Other current assets                                            3,571            2,829
                                                                --------        ---------
     Total current assets                                         54,940           64,490

PROPERTY, PLANT AND EQUIPMENT, at cost                            67,330           61,454
   Less accumulated depreciation                                  38,182           35,585
                                                                --------        ---------
                                                                  29,148           25,869

RESTRICTED CASH                                                      658            4,100

DEFERRED INCOME TAXES                                              2,057            2,057

OTHER ASSETS, net                                                  6,689            4,827
                                                                --------        ---------

     Total assets                                               $ 93,492        $ 101,343
                                                                ========        =========


     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                         $    970        $     970
   Accounts payable                                               28,285           23,579
   Accrued liabilities                                            11,277           11,312
   Accrued income taxes                                              596            1,513
                                                                --------        ---------
     Total current liabilities                                    41,128           37,374

LONG-TERM DEBT, net of current maturities                         12,434            7,760
OTHER NONCURRENT LIABILITIES                                       2,931            2,698

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 4,000 shares authorized,
     no shares issued and outstanding                               --               --
   Common stock, $.01 par value; 25,000 shares authorized,
     6,312 shares and 6,237 shares issued
     at September 30, 1996 and December 31, 1995, respectively        63               62
   Additional paid-in capital                                     30,748           30,082
   Retained earnings                                              32,719           24,438
                                                                --------        ---------
                                                                  63,530           54,582
   Less-Treasury stock, at cost (1,001 and 46 shares at
     September 30, 1996 and December 31, 1995, respectively)     (26,531)          (1,071)
                                                                --------        ---------

     Total stockholders' equity                                   36,999           53,511
                                                                --------        ---------

     Total liabilities and stockholders' equity                 $ 93,492        $ 101,343
                                                                ========        =========

           See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                    (In Thousands, Except Per Share Amounts)


                                           Three months ended      Nine months ended
                                              September 30,          September 30,
                                           ------------------   ----------------------
                                             1996       1995       1996        1995
                                           -------  ---------   ---------   ---------
NET SALES                                  $78,171  $  80,182   $ 192,653   $ 210,249
COSTS AND EXPENSES:
   Cost of sales                            65,979     64,872     161,374     171,386
   Selling, general, and administrative      6,275      7,286      17,823      19,925
                                           -------  ---------   ---------   ---------
                                            72,254     72,158     179,197     191,311

OPERATING INCOME                             5,917      8,024      13,456      18,938

INTEREST, NET                                  164        (92)         (9)        (16)
                                           -------  ---------   ---------   ---------

INCOME BEFORE PROVISION FOR INCOME TAXES     5,753      8,116      13,465      18,954

PROVISION  FOR INCOME TAXES                  2,216      3,178       5,184       7,298
                                           -------  ---------   ---------   ---------


NET INCOME                                 $ 3,537  $   4,938   $   8,281   $  11,656
                                           =======  =========   =========   =========


NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                         $  0.61  $    0.75   $    1.34   $    1.78
                                           =======  =========   =========   =========


WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES OUTSTANDING    5,788      6,596       6,186       6,539
                                           =======  =========   =========   =========

See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In Thousands)


                                                              Nine months ended
                                                                 September 30,
                                                            --------------------
                                                              1996       1995
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  8,281   $ 11,656
                                                            --------   --------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                        3,174      3,026
          Gain on sale of fixed assets                          --          (24)
          Changes in assets and liabilitites:
             Accounts receivable, net                         (5,110)   (10,372)
             Inventories                                      (1,698)     3,506
             Accounts payable                                  4,706      2,872
             Accrued liabilities and taxes                      (952)     6,295
             Other working capital changes                      (742)      (990)
             Other, net                                          102       (446)
                                                            --------   --------
                Total adjustments                               (520)     3,867
                                                            --------   --------
                Net cash provided by operating activities      7,761     15,523
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Restricted cash                                             3,442      4,491
   Investment in China Joint Venture                          (2,940)      --
   Proceeds from sales of fixed assets                            30        159
   Proceeds from sales of nonoperating property, net             947       --
   Additions to property, plant, and equipment                (6,221)    (8,976)
                                                            --------   --------
                Net cash used for investing activities        (4,742)    (4,326)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Revolver                                      4,674       --
   Long-term debt payments                                      --       (4,539)
   Proceeds from issuance of common stock                        667         40
   Secondary offering issuance costs                            --         (207)
   Treasury stock repurchases                                (25,460)      --
                                                            --------   --------
                Net cash used for financing activities       (20,119)    (4,706)
                                                            --------   --------
NET (DECREASE) INCREASE IN CASH                              (17,100)     6,491

CASH AT BEGINNING OF PERIOD                                   17,100      4,978
                                                            --------   --------
CASH AT END OF PERIOD                                       $   --     $ 11,469
                                                            ========   ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest                                   $    344   $    657
                                                            ========   ========

   Cash paid for income taxes                               $  6,000   $  6,777
                                                            ========   ========


See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                      (In Thousands, Except Per Share Data)

                                   (Unaudited)


1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and cash flows for the three and nine months ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ended December 31, 1996. The accounting policies continue unchanged from December 31, 1995. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

2.   Inventories consisted of the following :

                                         September 30,   December 31
                                             1996           1995
                                           --------       --------
          Raw materials                    $ 14,872       $ 13,846
          Work in process                     2,250          2,574
          Finished goods                        502            328
                                           --------       --------
                                           $ 17,624       $ 16,748

          Allowance to state
          inventories at LIFO cost             (838)        (1,660)
                                           ========       ========
                                           $ 16,786       $ 15,088
                                           ========       ========

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (In Thousands, Except Per Share Data)

                             (Unaudited) - Continued

3. Included in accrued liabilities are estimated insurance claims for the self-insured portion of workers' compensation, property and casualty and health insurance plans totaling $4,112 and $3,483 at September 30, 1996 and December 31, 1995, respectively.

4. On December 7, 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate which averaged 3.6% and 3.7% for the third quarter and first three quarters of 1996, respectively, compared to 4.1% and 4.2% for the third quarter and first three quarters of 1995, respectively. Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature December 1, 2004 and are subject to mandatory sinking fund redemption of $970 per year and are subject to mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure. The balance of the IDA bonds, including current portion, was $8,730 at September 30, 1996 and December 31, 1995.

     The balance in the restricted cash account is reduced as capital expenditures are made related to the Virginia plant. This balance was $658 as of September 30, 1996 and $4,100 as of December 31, 1995. These funds are invested in highly liquid short-term investments.

5. On May 10, 1995, the Company and its lenders amended its revolving credit facility and term loans to increase the maximum borrowing under the Revolver, lower the interest rate to prime plus 1 % or LIBOR plus 2.5% and to reduce certain other fees associated with this facility. All cash received by the Company is immediately applied against the outstanding balance of the Revolver. Also as part of this agreement, the outstanding principal ($4,167) of the term loan was repaid on that date from cash provided by operations. The Loan Agreement, as currently in effect, provides the Company with a $34,000 revolving credit facility. At September 30, 1996 borrowings under the Revolver were $4,674. There were no borrowings under the Revolver at December 31, 1995.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1996


Results of Operations

Quarter ended September  30, 1996 compared to Quarter ended September 30, 1995

Net sales for the quarter ended September 30, 1996 decreased 3% to $78.2 million from $80.2 million in the same period a year ago. Gross margins were 16% in the current quarter compared to 19% in the corresponding quarter of 1995 primarily due to lower selling prices as a result of the Company's previously disclosed strategy through the first half of 1996 to be market and price aggressive in order to build backlog and better utilize expanded production capabilities. Backlog at September 30, 1996 was $91.1 million, up 62% from its December 31, 1995 level and up 17% over backlog at September 30, 1995. A price increase was implemented in July 1996. Approximately 40% of the backlog at September 30, 1996 is in lower-priced orders. Selling, general and administrative expenses decreased by 14% to $6.3 million in the third quarter of 1996 from $7.3 million in the third quarter of 1995; as a percentage of sales these expenses decreased to 8% in the current quarter from 9% in the third quarter of 1995. This decrease resulted from the Company's plan to mitigate the impact of reduced selling prices by reducing costs wherever possible without adversely affecting its long-term growth objectives. Operating income decreased 26% to $5.9 million in the third quarter of 1996 compared to $8.0 million in the third quarter of 1995. The Company had net interest expense for the quarter ended September 30, 1996 of $.2 million compared to interest income of $.1 million for the comparable period in 1995. This increase in interest expense resulted from the Company's repurchase of its common stock which has caused it to incur borrowings under its Revolver. There were no borrowings under the Revolver during the third quarter of 1995. Additionally, the Company is currently earning less interest income on the unused proceeds from its Industrial Revenue Bond transaction which is included on the accompanying Condensed Consolidated Balance Sheets as Restricted Cash as most of these proceeds have now been invested in the Virginia manufacturing facility. Net income for the quarter ended September 30, 1996 declined 28% to $3.5 million compared to $4.9 million for the same period last year.

Nine Months ended September 30, 1996 compared to Nine Months ended September 30, 1995

Net sales for the nine months ended September 30, 1996 decreased 8% to $192.7 million from $210.2 million in the same period of 1995. Gross margins decreased to 16% from 18% a year ago as a result of the same factors described in the discussion of the current quarter results. Operating income for the first nine months of 1996 decreased 29% to $13.5 million from $18.9 million in the same period last year. The Company had negligible net interest income for the nine month periods of both years. Net income for the first nine months of 1996 decreased 29% to $8.3 million from $11.7 million in the same period last year.

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

Net cash provided by operations was $7.8 million in the first nine months of 1996 compared to $15.5 million in the comparable period of 1995. The decrease for 1996 resulted primarily from decreased operating income and a net increase in working capital.

Net cash used for investing activities was $4.7 million for the nine months ended September 30, 1996 and $4.3 million for the nine months ended September 30, 1995. In the 1996 period, the Company applied $3.4 million of the proceeds of the Industrial Revenue Bonds which were included in restricted cash at the beginning of the year to the capital expenditures made for the Virginia manufacturing facility. The Company also increased its investment in its joint venture in the People's Republic of China by $2.9 million during the first nine months of 1996, bringing its total capital investment in the joint venture to $3.8 million. Additions to plant, property and equipment totaled $6.2 million for the first nine months of 1996. In the 1995 period, the Company applied $4.5 million of the proceeds of the Industrial Revenue Bonds to the capital expenditures made for the Virginia manufacturing facility and spent $9.0 million on additions to plant, property and equipment.

Net cash used for financing activities was $20.1 million for the nine months ended September 30, 1996 and $4.7 million for the nine months ended September 30, 1995. In the 1996 period, this was primarily the result of the $25.5 million repurchase in the open market of 954,500 shares of the Company's Common Stock pursuant to the Board of Directors authorization to repurchase up to 1,300,000 such shares. The repurchase was made from excess cash on hand and borrowings under the Revolver. The Company had net borrowings of $4.7 million under its revolving credit facility during the first nine months of 1996. In 1995, long-term debt payments of $4.5 million were funded by cash from operations. In July, 1995 the Company completed a secondary offering of its common stock in which certain stockholders sold 1,466,000 shares of common stock. The Company did not receive any proceeds from the sale of these shares; however it incurred $.2 million of expenses related to the offering.

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

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)

At September 30, 1996 the Company's outstanding debt (including current portion) was $8.7 million of Industrial Revenue Bonds which are subject to mandatory sinking fund requirements of approximately $1.0 million per year through December 1, 2004 and $4.7 million outstanding under the revolving credit facility. At September 30, 1996, the Company had $11.0 million of outstanding letters of credit. The Company had $8.7 million in debt (including current portion) outstanding at December 31, 1995, all of which was the Industrial Revenue Bonds. There were no borrowings under the revolving credit facility at that date.

On July 15, 1996, the Board of Directors authorized the Company to repurchase up to an additional 500,000 shares of its Common Stock in the open market, making a total of 1,300,000 shares authorized for repurchase. As of September 30, 1996 and November 7, 1996, the Company had repurchased 1,000,500 of these shares.

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

The Company believes that cash generated from operations and borrowings under the revolving credit facility will be sufficient to meet its foreseeable working capital and capital expenditure needs. There can be no assurance that liquidity would not be impacted by a decline in general economic conditions and higher interest rates which would affect the Company's ability to obtain external financing.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           11.  Computation of Earnings Per Share
                           27.  Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company did not file any reports on Form
                           8-K during the three months ended September
                           30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERICAN BUILDINGS COMPANY


Date     November 11, 1996                   /s/ Robert T. Ammerman
         -----------------------             --------------------------------
                                             Robert T. Ammerman
                                             Chief Executive Officer


Date     November 11, 1996                   /s/ R. Charles Blackmon, Jr.
         -----------------------             --------------------------------
                                             R. Charles Blackmon, Jr.
                                             Executive Vice President,
                                             Chief Financial Officer