Form 10-K
period 1996-12-31
AMERICAN BUILDINGS CO /DE/
filed 1997-03-26
CIK 799208

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

            (Mark One)

            /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996
                                      OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from _________________ to _________________

                        COMMISSION FILE NUMBER 0-23688

                        ---------------------------------

                          AMERICAN BUILDINGS COMPANY
            (Exact name of registrant as specified in its charter)

                        ---------------------------------

            DELAWARE                                           63-0931058
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

             P. O. Box 800, State Docks Road, Eufaula, Alabama 36027
                    (Address of principal executive offices)

                                 (334) 687-2032
              (Registrant's telephone number, including area code)

                        ---------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES /X/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $133,865,082 as of the close of business on March 17, 1997.

      The number of shares of Common Stock, $.01 par value, outstanding as of March 17, 1997 was 5,316,243.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 29, 1997, are incorporated by reference into Part III of this Report.

ITEM 1. BUSINESS

      American Buildings Company ("ABC" or the "Company") is a diversified manufacturer and marketer of construction products and services for non-residential applications. The Company designs, manufactures and sells metal building systems, which consist of structural framing and wall and roof panels, for industrial, commercial and institutional markets. The Company's metal building systems are generally custom-designed to meet the specific needs of the end-user and to allow for easy on-site assembly by builders and independent erectors. The Company's metal building systems average approximately 12,000 square feet in size, although the Company frequently provides larger buildings of up to one million square feet or more. The Company markets its metal building systems nationwide through approximately 1,064 authorized builder/dealers. ABC has capitalized on its extensive builder/dealer network and engineering expertise to expand into the emerging metal roofing market. The Company has a separate roofing products' sales, engineering and customer service organization, which markets and sells the Company's roofing products to its builder/dealer network and approximately 368 preferred roofing contractors. In addition, the Company also provides specialty engineering services for large, complex building structures, manufactures and markets mini-warehouses to serve the growing self-storage market and secondary building components to serve the Company's builder/dealers and roofers as well as the general construction industry, and paints steel coils. The Company also operates an ICC-licensed trucking subsidiary, and has recently begun to manufacture and market modular structures and residential steel framing systems. ABC markets its products and services throughout North America and in selected international countries. The Company derived 95.2% and 95.0% of its respective 1995 and 1996 net sales from the sale of metal building systems and roofing and architectural products and secondary building components.

INDUSTRY OVERVIEW

      Since the inception of the metal buildings industry in the 1940s, metal building systems have become a highly accepted method of construction for low-rise, non-residential structures, such as factories, warehouses, distribution centers, athletic and event centers, office buildings, retail establishments, banks and schools. Based upon information reported by the Metal Building Manufacturers Association ("MBMA"), an industry trade association, metal building systems accounted, on a square footage basis, for approximately 70% of low-rise, non-residential structures of up to 150,000 square feet constructed in 1996, compared to 65% in 1995 and 54% in 1987. The Company believes the cost of the metal building system generally represents approximately 15% of the total cost of constructing the building. In 1995, the non-residential market for metal buildings consisted primarily of three distinct markets: (1) commercial buildings, which accounted for approximately 36% of metal building systems industry sales; (2) manufacturing buildings, which accounted for approximately 40% of such industry sales; and (3) institutional buildings and other categories, which in the aggregate accounted for approximately 24% of such industry sales.

      Industry demand for metal building systems is cyclical and highly sensitive to overall economic conditions, dependent to a large degree upon the level of non-residential construction activity, the availability of financing for construction projects, interest rates and other factors that affect the construction industry. According to information reported by the MBMA, metal buildings industry sales increased from approximately $1.0 billion in 1982 to approximately $1.7 billion in 1989, but subsequently declined to approximately $1.3 billion in 1991. Demand in the metal buildings industry was flat in 1992 at approximately $1.3 billion, but increased to approximately $1.5 billion in 1993, $1.9 billion in 1994, $2.2 billion in 1995 and $2.3 billion in 1996(1). The decline in industry volume during 1990 and 1991 and flatness during 1992 adversely impacted all manufacturers, and caused a number of them to close manufacturing facilities. The five largest manufacturers of metal buildings in the United States, including ABC, collectively accounted for approximately 68% of 1995 industry sales and approximately 69% of 1996 industry sales reported to the MBMA; the balance of the manufacturers are predominantly small or regional competitors.

      In the early years of the industry, metal building systems were most often used for factories, warehouses, distribution centers and other applications in which the exterior appearance of the building was not as significant a consideration to customers as construction cost, efficiency, speed of construction and other factors. Technological advances in products and materials, as well as the advent of modern computer-aided engineering and design techniques, have led to the development of structural and roofing systems that are compatible with more traditional construction materials. Architects and designers now often combine a metal building system with masonry, glass and wood exterior facades in order to meet the aesthetic requirements of building codes and potential customers while preserving the inherent favorable characteristics of metal building systems. As a result, the uses for metal building systems now include office buildings, showrooms, retail stores, banks, schools and other non-residential buildings for which aesthetics and architectural features are important considerations. The Company believes that competing in markets where customers seek unique aesthetic or functional features for a structure places a premium on the manufacturer's custom design and engineering capabilities, as well as the strength of its distribution network.

      The Company believes that, as a result of improvements in metal building design and engineering, metal systems construction have become more competitive with the more traditional forms of construction, although some customers may prefer other forms of construction for aesthetic reasons. Nevertheless, the Company believes that metal building systems have gained market share from the more traditional forms of construction for the following reasons:

      Short Construction Time. In many instances, it takes less time to construct a metal building system in comparison to other building types, in part due to the fact that a contractor can prepare the building site while the manufacturer designs and manufactures the building system. In addition, since most of the work is done in the factory, the likelihood of construction delays resulting from bad weather is reduced.

--------

(1) The market share information of ABC in the metal buildings industry (which is measured in terms of sales dollars shipped (as opposed to sales orders received)) and sales information for the metal buildings industry, including the total market and the market share and sales information for competitors of the Company, included herein are derived solely from data reported by the MBMA, an industry trade association, in February 1997. The Company believes that the 31 manufacturers of metal building systems who are currently members of and report information to the MBMA represent approximately 90% of the total industry sales. The sales data which the Company reports to the MBMA, and on which the Company's metal buildings industry market share information included herein is based, consist of sales of the Company's Construction Products Group (which are referred to herein collectively as "the Company's metal buildings industry sales"). In 1996 the Company created a Construction Products Group, which consists of the Company's metal buildings systems, roofing, mini-warehouse, heavy fabrication, components and international divisions.

      Low Material Costs. Most metal building system manufacturers use computer-aided analysis and design to fabricate structural members with high strength-to-weight ratios, minimizing raw materials costs.

      Low Construction Costs. Factory labor rates are generally lower than field construction labor rates. Additionally, building system components produced in a controlled factory environment generally tend to be of higher quality than components built under the sometimes adverse weather conditions in the field.

      Ease of Expansion and Flexibility. Metal building systems can be modified quickly and economically before, during or after the building system is completed to accommodate expansion. Typically, a building system can be expanded by removing the end or side walls, erecting new framework, and adding matching wall and roof panels.

      Low Operating Costs. Metal will not deteriorate because of cracking, damp rot and insect damage and metal buildings are easy to insulate. Furthermore, factory applied roof and siding panel coatings resist cracking, peeling, chipping, chalking and fading.

      Improved Aesthetics. Metal building systems' aesthetic qualities have dramatically improved with advances in design, materials and coatings. Metal building systems can be combined with masonry, glass or wood facades in order to meet customers' aesthetic requirements while maintaining many of the basic advantages of metal buildings. The Company believes that an end-user's decision between metal buildings and buildings constructed with more traditional materials (e.g., wood, brick) is based on personal preferences for aesthetic features and price.

      The cost of metal building systems compares favorably to conventional construction primarily because the secondary structural framing and covering system are made from cold-formed steel products, thus reducing cost. The rigid primary structural framing is also manufactured in a low labor-intensive process, relying to a large extent on semi-automatic welding machinery to form the various structural parts. Cost competitiveness can vary based on the type and complexity of the building, including bay spacing, loads and cover system requirements.

      In addition to metal building systems, some metal building systems companies have targeted the non-residential roofing business as an opportunity to expand the applications of their base product. The development of the standing seam roof as an alternative to the traditional through-fastened metal roof and long life panel finishes have accelerated the growth of this market by providing the industry with a product to market as a replacement for built-up and single-ply roofs or as a retrofit over those roofs. Although the upfront costs of a metal roof are 20-25% greater than those of roofs constructed with more traditional materials, ABC believes that the cost savings over the 20-year life of the metal roof exceed 10% per year due to energy efficiencies and lower maintenance requirements. According to the National Roofing Contractors Association, the market for non-residential roofing in 1995 was approximately $13.2 billion, divided between retrofit roofing (approximately $9.9 billion) and new roofing (approximately $3.3 billion)(2). Metal roofing in 1996 accounted for approximately 4.6% of the total non-residential roofing market.

      The non-residential construction industry is highly sensitive to overall economic conditions, and from time to time has been negatively impacted in numerous geographic regions by unfavorable economic conditions, relatively high vacancy rates, changes in tax laws impacting the real estate industry and the unavailability of financing. Demand for the Company's products may be adversely affected by the weakness of demand within particular customer groups or a recession in the construction industry or particular geographic regions, which may adversely affect the Company's results of operations. The timing and severity of future economic or industry downturns are not currently determinable, and any such downturn could have a material adverse effect on the Company's results of operations and business.

COMPANY STRATEGY

      The Company's business strategy is focused on increasing long-term profitability through enhancement of its strong builder/dealer network, technological innovations, cost efficiencies, internal investment, capacity expansion and expansion into related lines of business. The Company believes that its recent growth and prospects for the future result from its implementation of the following strategies:

      Strong National Builder/Dealer Network: The Company has established, and continues to enhance, its strong builder/dealer network. ABC focuses on attracting design/build and negotiating contractors, which typically have higher margins than bid-oriented general contractors. In 1995 and 1996, ABC added 152 and 184 builders, respectively, to its builder/dealer network and dropped 238 poorly performing builders in aggregate during these years. In 1995, the 152 builders accounted for approximately 7% of the Company's metal buildings industry sales and approximately 25% of the $77.1 million increase in the Company's metal buildings industry sales. In 1996, the 184 builders accounted for approximately 9% of the Company's metal buildings industry sales. The Company believes that its product mix, which includes roofing and architectural products and its specialty engineering group responsible for the design of large, complex buildings, as well as its national accounts program, which focuses on developing business from large, frequent builders of metal building systems and relationships with major engineering, architectural and construction firms, will assist ABC in attracting and retaining the industry's highest caliber builders as well as establishing relationships with large frequent purchasers of metal building systems. The Company's relationship with its builder/dealers and preferred roofing contractors is non-exclusive.

      Technology Design Leadership: In 1991 the Company introduced Spectrum, a personal computer-based proprietary design, estimating and ordering software system which allows a builder to rapidly design projects and produce complete cost data and computer generated drawings for most of the Company's metal building systems. The Company believes that Spectrum's ease of use provides a competitive edge to ABC's builders. Approximately 86% of

--------

(2) The sales information for the roofing industry is derived from data published by the National Roofing Contractors Association ("NRCA"), an industry trade association, in March 1996, which compiles information from roofing contractors and makes certain extrapolations to determine the total market. The NRCA has informed the Company that it does not expect to publish 1996 data until mid-April 1997.

the Company's builders are currently trained and licensed to use Spectrum. Based upon the success of Spectrum, the Company introduced Summit, a personal computer-based proprietary design, estimating and ordering software system specifically designed for the metal roofing market, in April 1994. Approximately 72% of the Company's preferred roofing contractors are currently trained and licensed to use Summit. The Company intends to continue to enhance its technology to improve its ability to accurately and competitively price the Company's products and use this competitive strength to recruit new builders.

      Expansion of Non-Residential Metal Roofing Business: The Company has focused on expanding its roofing and architectural products business to take advantage of the rapid growth and acceptance of metal roofing in the $9.9 billion retrofit roofing and $3.3 billion new roofing markets. ABC devotes a separate sales, engineering and customer service organization for the distribution of non-residential roofing products. The Company believes that this division also offers a new product line to its builder/dealer network, and that this product line assists the Company in attracting and retaining the industry's highest quality builders.

      Internal Expansion: ABC opened the initial phase of its manufacturing facility in Virginia in October 1994, and completed this facility in December 1995. Because of the significance of freight and delivery charges to the delivered cost of metal building systems, the Company believes it is advantageous to sell and deliver its products within a 500 mile radius of its manufacturing facilities. The Company believes that locating a facility in Virginia has allowed it to meet increasing demand in the East Coast market while relieving capacity constraints at the Company's Alabama and Illinois facilities, allowing continued growth in the markets supplied by these facilities. In addition, during 1996 the Company increased the capacity of its Polymer Coil Coaters division by upgrading the line speed.

      Improvement of Manufacturing Efficiency and Productivity: Following the Company's recapitalization in January 1993 (see "--Company History"), the Company implemented a capital expenditure program to improve manufacturing efficiency and productivity. The Company spent $10.3 million in 1995 (including $5.3 million to complete the expansion of its Virginia facility) and $9.3 million during 1996 (including $3.6 million of capital expenditures for its Virginia facility, $2.9 million to increase capacity at its Polymer Coil Coaters division and $2.1 million for office expansion) and currently intends to spend $6.0 million during 1997 for new equipment, production controls and other capital expenditures which the Company believes will enhance the Company's overall profitability by improving manufacturing efficiency and productivity, reducing costs and increasing capacity to meet increasing demand. ABC is committed to ongoing reductions in its cost of producing metal building systems in order to increase its sales and market share in the metal buildings industry.

      International Opportunities: The Company intends to pursue international opportunities through export of its products and formation of joint ventures. The Company's joint venture, American Buildings Company Asia, L.P., was formed to pursue the manufacture and sale of metal building systems in The People's Republic of China and certain other countries in Southeast Asia. The Company is also currently marketing its products in Latin America. See "--International Opportunities."

      Expansion into Related Lines of Business. The Company intends to expand the construction products and services it offers, both through acquisition and internal development. In November 1996, ABC acquired the Liberty, North Carolina manufacturing facility of American Modular Technologies, L.L.C. for the manufacture of modular buildings.

In December 1996, the Company formed a new division to pursue the manufacture and marketing of steel framing for the residential market.

CUSTOMERS AND DISTRIBUTION NETWORK

      The Company distributes its metal building systems through a nationwide network of approximately 1,064 authorized builder/dealers. ABC markets to builders through a sales force of approximately 45 persons located throughout the United States. The Company currently has an organization of approximately 368 preferred roofing contractors, including approximately 180 builders which are part of the Company's metal building systems builder/dealer network. The Roofing & Components Group primarily markets roofing products and secondary components through a separate sales force of 24 persons to ABC's builder/dealer network and preferred roofing contractors. In both cases, the Company's engineering, manufacturing and marketing personnel work directly with the builder and contractor to establish job specifications and modifications, determine the appropriate pricing for the Company's products and services, generate drawings and establish production and delivery schedules. The Company's relationship with its builder/dealers and preferred roofing contractors is non-exclusive.

      The Company's authorized builder/dealer organization consists of independent contractors who market ABC products to end-users. These builders usually erect the metal building system on the customer's site, and provide contracting and other ancillary services to the completion of the project. The Company prices its products to the builder, which usually marks up the price to its customer as part of the overall construction arrangement or bid with its customer. The Company focuses on developing relationships with the strongest builders in each market and recruiting design/build and negotiating contractors, which typically have higher margins than bid-oriented general contractors. Before a builder can become an authorized ABC builder, the Company performs a market analysis of the builder's region to determine their market share and position, as well as background and credit checks to ensure that the builder meets ABC's standards. ABC believes the reputation of the builder/general contractor, price and the ability to meet customer specifications and deliver on time are key factors utilized by end-users in selecting among competing metal building systems. Geographic location is also important to customer service, helping ensure reliable delivery and minimizing freight expense. During 1995 and 1996, the Company's largest builder accounted for approximately 2.1% and 1.5%, respectively, of the Company's total metal building systems sales, while the ten largest builders accounted for approximately 13.6% and 11.3%, respectively, of such sales.

      The Company has written agreements with its authorized builder/dealers which generally grant the builder the non-exclusive right to market the Company's products and are generally cancelable by either party on 90 days' notice (five days in the case of certain specified events). The agreements do not prohibit the builder from marketing metal building systems of other manufacturers, although as a matter of practice most of the Company's builders work only with ABC because of ABC's commitment to its builders. The Company provides its builders with sales and pricing information, design and engineering manuals, drawings and assistance, Spectrum for estimating and quoting jobs, advertising and promotional literature, a full-time customer service representative and training for the builder's personnel. The Company often participates on a limited basis with cooperative advertising arrangements, such as yellow pages advertisements, with its builders. The Company also sponsors periodic builders meetings at which it conducts seminars to assist builders in marketing the Company's products. In 1993, the Company established the Golden Eagle program, designed to recognize and reward the Company's highest caliber, highest volume builders. For these builders, the Company provides special levels of support, including free upgrades on Spectrum, free access to the Company's training seminars, special customer service telephone lines and eligibility for incentive awards. Approximately 180 builders are currently participants in the Golden Eagle program.

      The builder functions as the Company's direct link to the end-user. The Company provides marketing support and engineering resources for its builders and relies upon each builder's knowledge of the local market. The Company believes that its builder relationships give it prompt and cost effective entry into a local market. The metal buildings industry generally has gravitated toward the builder-manufacturer relationship. However, two of the other three largest national manufacturers has its own construction company, circumventing local builders in the marketplace. This direct approach allows these manufacturers to compete for large projects without involving the services of a local builder. The Company believes that by not forming a construction subsidiary, it has strengthened its relationship with its builders, because it does not compete with them to construct buildings, and has encouraged builders to pursue a relationship with the Company.

      The Company continually seeks to enhance its strong builder/dealer network. The following table sets forth information relating to the total number of the Company's authorized builder/dealers, and the number of builder/dealers added to and terminated from its builder/dealer network, in each of the Company's last three fiscal years:

        Number of
     Builder/Dealers               1994        1995       1996
     ---------------               ----        ----       ----
At January 1,.............          982         966        983
Added.....................          136         152        184
Terminated................          152         135        103
                                 ------    --------   --------
At December 31, ..........          966         983      1,064
                                 ======    ========   ========


Although some builder/dealers chose not to continue to be part of the Company's authorized builder/dealer network during this period, the substantial majority of builder/dealers who ceased to be part of the Company's authorized builder/dealer network were dropped by the Company for poor performance. In order to enhance its builder/dealer network, the Company began focusing in 1993 on identifying and dropping from its builder/dealer network poorly performing builders. The Company expects that it will continue to enhance its builder/dealer network by actively recruiting strong builders and dropping poorly performing builders. The Company anticipates that it will add approximately as many new authorized builders/dealers to its builder/dealer network as are terminated and, as a result, the Company expects the number of authorized builder/dealers will remain relatively constant over the next two years, although there can be no assurance of this.

      The Company's Heavy Fabrication division is a specialty engineering group that combines the Company's metal buildings technology with conventional construction techniques and applications to design and engineer large, complex buildings. This division markets primarily to major architectural and engineering firms, large general contractors and ABC builder/dealers. The Company anticipates that its national accounts program will enhance the growth of the Heavy Fabrication division by assisting it in closing orders and developing relationships with prospective partners such as major engineering, architectural and construction firms. The Company also believes that its Heavy Fabrication division offers its builder/dealer network an additional service.

      The Company's Roofing & Components Group's sales force markets metal roofing products and secondary components to both the Company's authorized builder/dealer network and to preferred roofing contractors. The Company believes that roofing contractors are far more likely to be contacted by a building owner when a new roof is needed, and, accordingly, the Company established a network of preferred roofing contractors to market its metal roofs. The Company devotes a separate sales, engineering and customer service organization to the distribution of non-residential roofing products. By having a separate organization whose compensation is tied directly to the sales of roofing products, the Company believes it has created a more motivated work force than if it used its established metal building systems sales organization. As with its metal building systems builder/dealer network, the Company supports its contractors with sales and pricing information, design and engineering manuals, a full-time customer service representative and training for the roofer's personnel.

      In late 1992, the Company reinstated its national accounts program, which focuses on developing business from large, frequent builders and users of metal buildings and relationships with major engineering, architectural and construction firms. The Company believes that a national accounts program allows it to establish relationships with large industrial and retail companies on their specific projects, which it can then refer to local builders who may not have a relationship with such company at the corporate level. The Company believes this will further strengthen ABC's relationships with its strongest builders and assist in recruiting new builders. ABC believes this program benefits its Heavy Fabrication, Roofing, Components and Metal Building Systems divisions.

DESIGN AND ENGINEERING

      The manufacture and marketing of metal building systems depend significantly upon engineering and design capability and capacity. Metal building systems must be designed to meet end-users' requirements and to satisfy applicable local building codes.

      The Company's metal building systems are typically planned and designed by the builder using Spectrum, which was introduced in 1991 to enhance the productivity of the sales and estimating functions. The Spectrum database, which is periodically updated, includes all local building codes, the Company's products and prices therefor, delivery costs and design features. The Spectrum software system allows a builder to produce complete cost data and computer generated drawings for most of the Company's metal building systems. Spectrum produces purchase order documentation, and supports builders by compiling specification reports, proposals and other sales related documentation designed to support the builder's selling efforts. Since the pricing of the building to the builder is included in the Spectrum software, the calculation of project costs is on-line, thereby eliminating the time consuming process of pricing a building component by component from a catalogue. The system further enables the Company's builder/dealer network to rapidly design projects and allows the Company and its builders to price projects to achieve desired margins. Furthermore, Spectrum provides builders with the flexibility to make modifications to the design of the project and receive instant cost data and project renderings reflecting such changes. Although several of the Company's competitors have also introduced design, estimating and ordering software for use by their builders, the Company believes Spectrum's ease of use provides a competitive edge to ABC's builders. Approximately 86% of ABC's builders are currently trained and licensed to use Spectrum.

      Typically, a builder estimates a metal building system using Spectrum. However, there may be projects, generally for large or complex buildings, which require the builder to seek estimating and design assistance from the Company. In these cases, the initial Spectrum designs are improved upon by the Company's sales and engineering departments, working in close coordination with the builder, in an attempt to determine the most cost-effective design within the guidelines provided by the end-user or the architect or engineer working on the project.

      The Company has also developed a personal computer-based proprietary design, estimating and ordering software system, Summit, to enhance the productivity of the sales and estimating functions for the metal roofing market. Summit, which the Company introduced in April 1994, operates similarly to Spectrum. Approximately 72% of the Company's preferred roofing contractors are currently trained and licensed to use Summit.

      After receipt of an order that has been priced using the pre-design features of Spectrum, the Company's engineering department develops actual engineering design, construction and fabrication drawings to fulfill the order requirements. The engineering department ensures that the order, the drawings and the estimate agree. Change orders are developed to correct any discrepancies and to address any changes after the order is received. The project is then engineered to meet the local building code requirements, job specific characteristics and customer specifications. This includes, but is not limited to, addressing the member sizes needed to resist live loads, collateral loads, snow loads and seismic forces. This design data is then utilized to develop the construction drawings and fabrication drawings. The construction drawings are furnished to the builder for construction and permit purposes. The fabrication drawings are furnished to the plants, either in hard copy or electronically, as needed for fabrication.

      As part of a strategy to bring engineering services closer to its dealers, ABC operates eleven decentralized engineering services centers across the U.S. to increase the Company's ability to provide value added engineering support and increase flexibility in addressing dealers' and customers' needs.

MANUFACTURING

      Once the specifications and designs of the customer's project have been finalized, the manufacturing process begins. The fabrication of the primary structural framing consists of a process in which pieces of rigid steel plates and bar stock are sheared and punched, routed through a semi-automatic welding machine and sent through further fitting and welding processes. This process is the most labor intensive in the fabrication of metal building systems.

      The secondary structural framing and the covering subsystem are roll-formed steel products. In roll forming, coils of steel are decoiled and passed through a series of progressive forming rolls which shape the steel into various profiles of medium-gauge structural shapes and light-gauge sheets and panels. The fabrication of the secondary framing and covering subsystems is more automated than that of the primary structural framing.

      Structural framing members and covering subsystems are shipped to the job site for assembly by local builders or independent erectors. ABC generally is not responsible for any on-site construction, although employees of the Company's marketing and engineering departments may monitor the project until completion. The time elapsed between the Company's receipt of an order and shipment of a completed building system historically ranges from four to eight weeks, depending upon the backlog at each manufacturing facility and the time required for the builder to obtain all required governmental approvals as well as approval of the builder's architect.

      The Company operates seven manufacturing facilities. Because of the significance of freight and delivery charges to the delivered cost of metal building systems, the Company believes it is advantageous to sell and deliver its products within a 500 mile radius of its manufacturing facilities. Metal building systems and roofing and architectural products are manufactured at the Eufaula, Alabama; El Paso, Illinois; Carson City, Nevada; and La Crosse, Virginia plants. ABC's coil painting plant is located in Birmingham, Alabama. Modular systems are manufactured in Liberty, North Carolina. The components division operates out of a leased facility in Birmingham. See "Item 2. Properties."

PRODUCTS AND SERVICES

      The Company conducts its business through ten operating divisions, Buildings, Roofing, Heavy Fabrication, Mini-Warehouse, Components, Polymer Coil Coaters, International, Modular Buildings, Residential Steel Framing and Transportation, which are organized by markets. These divisions complement each other through a combination of common distribution channels, common manufacturing facilities or vertical integration of products or services. The Construction Products Group, which consists of the Buildings Group (consisting of the Buildings, Heavy Fabrication, Mini-Warehouse and International divisions) and the Roofing & Components Group (consisting of the Roofing and Components divisions) all use as a distribution base the Company's nationwide network of approximately 1,064 authorized builder/dealers, with the Roofing & Components Group expanding from that base to other distribution networks. Products for these Groups are manufactured in the Company's four metal building systems manufacturing facilities. Because the primary structural framing is the most labor intensive portion of the manufacturing process, capacity for roofing and steel component parts exists even when the primary structural lines are operating at full capacity. In addition, the Company has a manufacturing facility devoted solely to the manufacture of components. The Polymer Coil Coaters division paints coils for both the Buildings and the Roofing & Components Groups. The Modular Buildings division, which was acquired in late November, 1996, manufactures and markets modular buildings for the non-residential market. ABC's residential steel framing division was formed in late 1996 to address the market for residential steel framing. The ABC Transportation division transports raw materials to the Company's manufacturing facilities and delivers finished products to customers throughout the United States.

      BUILDINGS GROUP

      The Buildings Group, which consists of the Buildings, Mini-Warehouse, Heavy Fabrication and International divisions, designs, engineers, manufactures and sells metal building systems for the low rise, non-residential construction market. Typical structures include factories, warehouses, distribution facilities, public buildings, schools, churches, healthcare facilities, aircraft hangars, showrooms, office buildings, retailing establishments, self-storage mini-warehouses and numerous other private sector and community purposes. The Company's metal building systems are custom-designed and engineered to meet the specific needs of the end-user and to allow for easy on-site assembly by builders or independent erectors. Each building system is manufactured for a specific customer order. The Company's average order size is $47,900, representing a building of approximately 12,000 square feet in size, although the Company frequently provides larger buildings of up to one million square feet or more.

      The metal building systems manufactured by the Company are comprised of
(1) primary structural framing, (2) secondary structural framing, and (3) the covering system, which includes the roof, walls and trim. The building system is designed to support externally applied loads.

      Primary Structural Framing. The primary structural framing, fabricated from steel plate and bar stock, supports the secondary structural framing, roof and walls. Through the primary framing, the force of all applied loads is structurally transferred to the foundation.

      Secondary Structural Framing. The secondary structural framing consists of medium-gauge, roll-formed steel components called purlins and girts. Purlins are attached to the primary frame to support the roof. Girts are attached to the primary frame to support the walls. The secondary structural framing is designed to strengthen the primary structural framing and efficiently transfer applied loads from the roof and walls to the primary structural framing.

      Covering System. The covering system consists of roof and wall panels. These panels not only lock out the weather but also contribute to the structural integrity of the overall building system. Roof and siding panels are fabricated from light-gauge, roll-formed steel. Accessory components, such as doors, windows, gutters and interior partitions, complete the metal building system.

      The Heavy Fabrication division is a specialty engineering group which is responsible for the design of large, complex building structures such as heavy industrial facilities, exhibition halls, athletic and event centers, airplane maintenance facilities and cogeneration and waste-to-energy facilities. This division's design/build approach combines conventional construction techniques and applications with the advantages of the Company's metal building systems to design and engineer large complex buildings. Typically, over one-half of the fabrication for these projects is done by the Company's plants and the balance by outside structural fabricators. In 1996, Heavy Fabrication's larger projects included two steel mills (one each in Indiana and Illinois) and a fiberboard plant in Arkansas.

      See "--International Opportunities" for a discussion of the Company's International division.

      ROOFING & COMPONENTS GROUP

      The Roofing division manufactures and markets metal roofing systems that can be installed on any type of building, metal systems construction or conventional, new or existing. The Company's engineers work closely with architects and contractors to design custom roofing systems according to exact building specifications. The Company's roofing systems can be adapted to suit a wide variety of architectural and design specifications. ABC's roofing systems consist of secondary framing and roofing panels of coated cold-rolled steel. The roofing panels are galvanized or galvalume coated for higher corrosion resistance. Metal roofing systems can be painted in a number of colors, which is becoming an increasingly important trend in commercial and pubic sector construction. The majority of the Company's roofing systems are standing seam roofs which ABC believes have considerable advantages over conventional roofing materials. Standing seam roofs reduce the potential for leaks because there are fewer through-the-roof fasteners and the seams stand up to three inches above the roof drainage plane. By means of a substructure of light gauge steel members, slope can be imposed on any roof. Panels are locked together as a seam raised above the roof drainage plane. In addition, when required by design, the use of movable clips to attach the roof panels to the structural support system allows the roof surface to "float" over its structural supports, enabling the roof panels to expand and contract with fluctuations in temperature without developing cracks, fissures and other common causes of roof leakage. The increased longevity of standing seam metal roofing systems has led to greater market acceptance. The Company believes that such systems will continue to gain market share from conventional roofing materials. The following are the advantages of metal roofing systems over conventional roofing materials:

      Lower Lifecycle Cost - The total cost over the life of metal roofing systems is lower than that of conventional roofing systems for both new construction and replacement roofing. For new construction, the cost of installing metal roofing is equal to the cost of conventional roofing, and the longer life and lower maintenance costs of metal roofing make the total cost much more attractive. For replacement roofing, although installation costs are 60 to 70 percent higher for metal roofing due to the need for a sloping support system, the lower ongoing costs more than offset the initial expenditure.

      Longevity - Metal roofing systems last for twenty to thirty years without requiring major maintenance or replacement, compared to five to ten years for conventional roofs. The cost of leaks and roof failure can be very high, including damage to building interiors and disruption of the functional usefulness of the building. Metal roofing prolongs the intervals between costly and time-consuming repair work.

      Aesthetics - Metal roofing systems allow architects and builders to integrate colors and geometric design into the roofing of new and existing buildings, providing a new and increasingly fashionable means of enhancing a building's aesthetics. Conventional roofing material is generally unsightly tar paper or a gravel surface, and building designers tend to conceal roofs made with such materials.

      The Company's roofing systems meet all necessary and appropriate industry codes and specifications. All orders received by ABC for roofing and architectural products are fabricated in the Company's plants.

      The Components division manufactures and markets secondary components, which consist of wall and roofing panels, trim and other metal building accessories. This division primarily serves the general construction industry, frame fabricators who do not have production capability other than primary frames, and the Company's builder/dealer network. These customers use the components for repair and replacement jobs, or as parts for small buildings.

      POLYMER COIL COATERS

      The Polymer Coil Coaters division paints steel coils. This division's facility is located in Birmingham, Alabama, adjacent to the U.S. Steel Division of USX Corp.'s plant, providing the Company with substantial cost advantages with respect to services performed for U.S. Steel. Approximately 27%, 30% and 25% of the division's gross sales for 1994, 1995 and 1996, respectively (before intercompany eliminations), were to the U.S. Steel Division for that division's customers who desired painted (as opposed to unpainted) coil. Approximately 41%, 43% and 51% of Polymer Coil Coaters' gross sales for 1994, 1995 and 1996, respectively (before intercompany eliminations), were to the Company and the balance to industrial customers. In October 1995, the Company began a $3.5 million capital expenditure program for new coater heads and a 40% increase in line speed to increase capacity at the facility, which was completed in January 1997. U.S. Steel recently added a new galvanizing/galvalume line at its Birmingham, Alabama plant. The Company believes its ability to add additional lines at its existing facility is limited by local environmental regulations, particularly those relating to air pollution. See "--Competition."

      TRANSPORTATION

      The ABC Transportation division transports raw materials to the Company's manufacturing plants and delivers finished goods to customers around the United States. This division operates approximately 135 leased truck cabs and approximately 350 leased flatbed trailers. The Company believes that operating its own transport service enhances the quality of services provided by it to its builder/dealer network. This division also transports materials for third party customers. The Company's ABC Transportation subsidiary is an ICC-licensed common carrier, licensed to carry all types of materials other than explosives and household goods.

      MODULAR BUILDINGS

      In November 1996 the Company acquired the Liberty, North Carolina manufacturing facility of American Modular Technologies, L.L.C. for the manufacture of modular buildings. This acquisition complements ABC's presence in the low-rise non-residential construction market with a modular approach used by major oil companies for convenience stores and canopy systems at their gas stations. The Company intends to expand this division's activities into other segments of the market where modular is an accepted form of construction, such as classrooms and correctional facilities.

      RESIDENTIAL STEEL FRAMING

      The Company formed this division in December 1996 to pursue the residential steel framing market. Although currently fewer than 25,000 of the approximately 1.4 million annual new housing starts have steel framing, steel framing has slowly been making inroads. Steel frames tend to have less price fluctuation than wood and have the inherent characteristics of added strength, particularly important in seismic and high wind areas. Steel frames are also superior to wood frames in areas where there are termites and high humidity.

      INTERNATIONAL OPPORTUNITIES

      As part of its effort to increase the Company's presence in international markets, in August 1995 ABC and China Renaissance Industries, L.P., a partnership formed to invest in non-listed enterprises in The People's Republic of China, formed a joint venture to pursue the manufacture of metal building systems in the PRC and their sale throughout most of Southeast Asia (the "Territory"). ABC has a 30% interest in the joint venture, and exclusively licensed to the joint venture on a royalty-free basis the right to use certain of ABC's technology to pursue the manufacture and sale of metal building systems in the Territory. The joint venture completed its initial manufacturing facility in the PRC in October 1996. ABC will receive a technology license fee of $1.5 million, of which $750,000 was paid in 1995 and the remainder of which will be paid over a period of up to two years. ABC invested approximately $3.8 million in the joint venture through the end of 1996 and expects to invest up to an additional $0.7 million in 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company is currently marketing its products in Asia and Latin America, and is currently developing a dealer network in Latin America to facilitate its sales there.

SUPPLIERS

      The principal raw material used in the manufacture of metal buildings, metal roofing and components is steel. Components are fabricated from commonly available steel products produced by mills including bars, plates and cold rolled gauge and galvanized sheeting. In 1996, the Company purchased approximately 50% of its steel requirements from two steel companies, the largest of which accounted for approximately 30% of the Company's steel purchases. Since the steel required for the Company's operations currently is available from a number of domestic and foreign suppliers at competitive prices and the Company has not to date experienced any significant quality or delivery problems with its current suppliers, the Company has not traditionally maintained an inventory of steel in excess of its current production requirements. However, there can be no assurance that steel will remain available or that prices will remain stable. If the available supply of steel declines, or if one or more of the current sources for any reason is unable to meet the Company's requirements, the Company could experience price increases, a deterioration of service from its suppliers, or interruptions or delays that may cause the Company to fail to meet delivery schedules to its customers. The Company believes it obtains delivery and service benefits from its suppliers because it concentrates its purchases among a small number of them; nonetheless, there can be no assurance that these benefits will continue to be realized in the future.

BACKLOG

      At December 31, 1996, the total backlog for orders believed by the Company to be firm was $79.9 million, all of which the Company expects to fill during the current fiscal year. This compares with a total backlog of $56.3 million at December 31, 1995 and $76.0 million at December 31, 1994. Job orders, including those believed by the Company to be firm, generally are cancelable by customers at any time for any reason, although the customer is obligated to pay any costs incurred by the Company prior to cancellation of an order. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

WARRANTIES

      The Company provides three different warranties for its metal building products. First, the fabricated steel portion of the product carries a one-year warranty against defective material and workmanship. Second, an extended material warranty is provided by the Company's suppliers and passed through to the Company's customers. These material warranties relate to long-life paint (20 years), Premium 70, a prepainted galvanized steel (20-25 years), and galvalume aluminized or zincalume steel (20 years). Third, a twenty-year weather-tightness warranty against leaks under normal weather and atmospheric conditions is available for standing seam roofs. Historically, claims under these warranties have been immaterial.

COMPETITION

      On the basis of data reported by the MBMA, the Company's 1996 sales of metal building systems products constituted approximately 11.4% of reported industry sales, placing it as the fourth largest domestic manufacturer behind the Building Systems division of Butler Manufacturing Company, NCI Building Systems, Inc. (including Mesco Metal Buildings, which was acquired in early
1996) and the Varco-Pruden Building Division of United Dominion Industries, Inc., which accounted for approximately 21.3%, 13.6% and 12.5%, respectively, of total 1996 industry sales reported by the MBMA. Other major competitors include the Star and Ceco Divisions of Robertson-Ceco Corp. and United Structures of America, Inc. Several of the Company's competitors have greater financial resources than the Company. The Company believes its American Buildings brand is the third largest brand behind the Butler and Varco-Pruden brands. Competition in the metal buildings industry is intense and is based primarily on price, service, quality of the builder/dealer network and the ability to provide added value in the design of a building. The Company's ability to expand its market share depends in part on its ability to persuade builders to market the Company's products in lieu of those of its competitors, attract conventional contractors to the metal buildings industry and develop a separate network of preferred roofing contractors to market its roofing products. In addition, the Company and others in the metal building systems industry compete with alternative methods of building construction. Although the Company maintains metal building manufacturing facilities in Alabama, Illinois, Nevada and Virginia, the Company's ability to quote competitive prices to customers located more than 500 miles from one of these facilities may be limited because of the significance of freight and delivery charges to the cost of metal buildings. Foreign companies are not presently a significant factor in the domestic marketplace, and the Company does not expect them to be in the near future, mainly because of transportation costs and the short lead times generally required by customers.

      There are currently four other companies engaged in painting steel coil in the southeastern United States. The Company believes that the recent addition of two of these facilities has resulted in overcapacity for steel coil painting in the southeastern United States and has created competitive pressure. However, the Company believes that its location adjacent to a U.S. Steel plant provides it with substantial cost advantages with respect to services performed for U.S. Steel.

REGULATORY MATTERS

      The Company's manufacturing facilities are subject to many federal, state and local requirements relating to the protection of the environment. The Company believes it is in compliance in all material respects with environmental standards applicable to its operations. The Company does not anticipate material capital expenditures to meet current environmental quality control standards, but there can be no assurance that more stringent regulatory standards will not be established which might require such expenditures. The metal building systems manufactured by the Company must meet zoning and building code requirements promulgated by local governmental agencies.

      The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder which, among other requirements, establish noise and dust standards. Management believes that it is in substantial compliance with these laws and regulations and does not believe that future compliance with such laws and regulations will have a material adverse effect on its results of operations, liquidity or financial condition.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

      The Company has a United States patent on its standing seam roof system. The Company uses various trade names and trademarks in the conduct of its business but has not registered such names or marks with any governmental authorities.

EMPLOYEES

      At December 31, 1996, the Company employed approximately 1,900 people, of whom 97 were general and administrative personnel, approximately 80 were sales personnel, approximately 350 were engineering personnel, and the remainder were production workers (including drivers). The hourly production and maintenance employees of the Company's Polymer Coil Coaters Division are represented by a labor union; the remainder of the Company's employees are not represented by a labor union or a collective bargaining agreement. The Company regards its employee relations as excellent.

COMPANY HISTORY

      The Company and its predecessors have been engaged in the manufacture and marketing of metal building systems since 1947. In July 1986, a management group led by the Company's chief executive officer at that time, together with a private investment firm, acquired the Company and Polymer Metals, Inc. from Cronus Industries, Inc. in a $106.1 million leveraged buyout (the "1986 LBO"). Financing for the 1986 LBO consisted of $51.5 million of senior debt, $45.0 million of senior and subordinated notes, $4.2 million of cash on hand, and approximately $5.4 million of equity. Following the 1986 LBO, the Company operated under significant cash constraints and, in response thereto, the Company sold certain of its non-core businesses, leased its Texas manufacturing facility, which took the Company out of a significant market and resulted in decreased sales and closed two manufacturing facilities in Iowa and Ohio in order to cut costs. During the period following the 1986 LBO until the Restructuring (defined below) was effected, the Company was able to retire $28.4 million of acquisition indebtedness through sales of assets and cash flow from operations. By the end of 1990, the Company was experiencing significant financial difficulties as a result of its negative net worth and substantial interest payments, which severely limited the Company's capital spending and working capital. As a result of the cash constraints and the general decline in total metal buildings industry sales, the Company's net sales decreased from $162.2 million in 1989 to $117.7 million in 1991, the Company incurred net losses in each of

1989, 1990 and 1991, and the Company's metal buildings industry market share decreased from 8.9% in 1989 to 8.4% in 1990 before increasing to 8.6% in 1991.

      In March 1991, the Company's debt and equity holders completed a financial restructuring (the "Restructuring"), effective December 31, 1990, pursuant to which the Company restructured its senior term and revolving credit loans and $21.5 million of subordinated debt from the 1986 LBO was converted into 1,644,174 shares of Common Stock, representing 77.5% of the Company's then outstanding Common Stock. In the Restructuring, the subordinated debt holders gained control of the Company's Board of Directors. The Restructuring was accounted for as a "quasi-reorganization," an elective accounting procedure that permits a company emerging from financial difficulty to restate its accounts and establish a fresh start in an accounting sense. The Restructuring permitted ABC to meet all of its debt service obligations, although ABC remained highly leveraged. Despite the Company's continued capital constraints during 1992, the Company's revenues grew from $117.7 million in 1991 to $134.4 million in 1992, and the Company's metal buildings industry market share increased from 8.6% to 9.7%.

      In January 1993, ABC completed a recapitalization sponsored by Sterling Ventures Limited in conjunction with New Street Capital Corporation (the "Recapitalization"), which reduced interest expense, retired higher rate debt and provided the Company with greater operating flexibility to pursue its growth strategy and to invest in its businesses through its capital expenditures program. In May 1994, the Company completed an initial public offering of an aggregate of 1,825,000 shares of Common Stock at a purchase price of $10.00 per share in an underwritten public offering managed by Dean Witter Reynolds Inc. and Prudential Securities Inc. In addition, certain stockholders of the Company sold an aggregate of 1,016,757 shares of Common Stock in such offering. The net proceeds to the Company of the offering were used to repay long-term debt. The Company incurred an extraordinary loss of $2.4 million (net of applicable income tax benefit of $1.5 million) resulting from the write-off of the deferred financing costs and unamortized discount related to the early extinguishment of debt with the proceeds of the offering. In July 1995, certain stockholders of the Company sold an aggregate of 1,466,250 shares of Common Stock at a price of $22.00 per share in an underwritten public offering managed by Dean Witter Reynolds Inc. and Wheat First Butcher Singer.

      Beginning in 1992, following the 1991 Restructuring and the appointment of Robert Ammerman as Chief Executive Officer and accelerating in 1993, 1994 and 1995 with the financial flexibility provided by the Recapitalization and the Company's initial public offering, the Company began to pursue several strategic initiatives to strengthen its core operations and to rebuild its metal buildings industry market share. These strategic initiatives initially included aggressive pricing of its products, but subsequently focused on enhancement of ABC's builder/dealer network. The Recapitalization and the initial public offering have enabled the Company to pursue a business strategy focused on increasing long-term profitability through enhancement of its strong builder/dealer network, technological innovations, cost efficiencies, internal investment and capacity expansion. As a result, the Company's metal buildings industry sales increased 14.8% in 1992, while metal buildings industry sales were flat, and the Company's metal buildings industry sales increased 24.8%, 23.9% and 40.3% in 1993, 1994 and 1995, respectively, while metal buildings industry sales increased 16.1%, 26.0% and 18.1%, respectively, as the U.S. economy emerged from the economic recession that began in 1989. The Company's metal buildings industry sales decreased 3.9% in 1996, while metal buildings industry sales were flat. Furthermore, ABC's domestic metal buildings industry market share

(which is measured in terms of sales dollars shipped (as opposed to sales orders received)) increased from 8.6% in 1991 to 9.7% in 1992, and 10.4% in 1993, before decreasing to 10.2% in 1994. ABC's domestic metal buildings industry market share increased to 11.9% in 1995 but decreased to 11.6% in 1996. The decrease in market share in 1994 was primarily attributable to the high product demand which exceeded the Company's manufacturing and engineering capacity. The Company believes that the establishment of new engineering service centers as well as the completion of the Company's new Virginia facility in 1995, have alleviated these capacity constraints. The decrease in sales and market share in 1996 was primarily due to lower backlog at December 31, 1995 resulting from increased capacity in 1995 and lowering of sale prices in the first half of 1996 to stimulate new business. In addition, the unusually severe weather in the eastern half of the United States in early 1996 also adversely affected 1996 sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers and key employees of the Company are as follows:

Name                       Age Present Position with the Company
----                       --- ---------------------------------

Robert T. Ammerman         57  Chief Executive Officer and Director

R. Charles Blackmon, Jr.   47  Executive Vice President--Chief Financial Officer

Byron L. Brumfield         53  Vice President--Human Resources

William R. Buchholz        53  Vice President--Operations

Joseph M. Grigelevich, Jr. 54  President--American Modular Technologies

Richard B. Haws            40  President--Residential Steel Framing Division

Barry L. Milling           53  Vice President--Technical Services

William W. Riley           64  President of ABC Transportation Company

Anne M. Savage             41  Controller

Roy L. Smith               58  Vice President--Polymer Division

Joel R. Voelkert           48  President--Construction Products Group

Mr. Ammerman has been Chief Executive Officer and a director since joining the Company in July 1992, and served as President from July 1992 through August 1996. From 1973 until he joined the Company, Mr. Ammerman was employed by United Dominion Industries, Inc. and its affiliates, including Varco-Pruden Buildings, a manufacturer of metal buildings. Mr. Ammerman served in various capacities, including Vice-President/General Manager Eastern Division of Varco-Pruden Buildings and President of the Buildings segment of United

Dominion Industries, Inc., which included Varco-Pruden Buildings, Stran Buildings and AEP/Span. Mr. Ammerman was Chairman and a member of the Executive Committee of the Metal Building Manufacturers Association in 1995.

Mr. Blackmon has been Executive Vice President--Chief Financial Officer of the Company since August 1996. Mr. Blackmon served as Vice President--Chief Financial Officer of the Company from October 1994 to August 1996, as Vice President--Finance and Administration of the Company from May 1992 to October 1994, as Controller of the Company from 1982 to May 1992 and as Assistant Controller from 1981 to 1982. Mr. Blackmon is a CPA.

Mr. Brumfield joined the Company as Vice President--Human Resources in August 1995. From July 1984 until he joined the Company, Mr. Brumfield served in various human resources corporate positions with Hercules Inc., a major chemical company. Prior to that he was employed in the aerospace, aluminum and hardboard industries for 20 years.

Mr. Buchholz has been Vice President--Operations of the Company since January 1991. Mr. Buchholz is responsible for all manufacturing operations and purchasing. From May 1979 to December 1990, Mr. Buchholz served the Company in various capacities, including Manager of Industrial Engineering and plant manager of the Company's former Houston facility.

Mr. Grigelevich has been President of American Modular Technologies since joining the Company in November 1996 in connection with the Company's acquisition of the Liberty, North Carolina manufacturing operations of American Modular Technologies, L.L.C. ("AMT"). Prior to joining the Company, Mr Grigelevich served as a management consultant in 1995, and consulted for AMT. From 1976 to 1995, Mr. Grigelevich served in various positions with Bird Corporation, including Vice President - Finance & Administration from 1993 to 1995 and Treasurer from 1990 to 1993.

Mr. Haws joined the Company as President--Residential Steel Framing Division in December 1996. Prior to joining ABC, he was Manager-Light Construction of American Iron and Steel Institute from October 1990 to November 1996 and Senior Development Engineer for H.H. Robertson from March 1989 to September 1990.

Mr. Milling has served as Vice President--Technical Services since joining the Company in October 1992, and is responsible for all functions of the Company's Engineering Department. Prior to joining ABC, Mr. Milling served as Vice President and General Manager of the Eastern Region of the Ceco-Building Division of Robertson-Ceco Corp. since November 1990, and prior thereto held various positions in operations, engineering, research and development, and customer service at Robertson-Ceco Corporation since 1969. Mr. Milling is a Registered Professional Engineer in a number of states.

Mr. Riley has been President of ABC Transportation Company since November 1992, and served as Vice President/General Manager of ABC Transportation Company from September 1979 until his election as President.

Ms. Savage has been Controller of the Company since January 1994. She joined the Company in April 1993 as Manager of Customer Financial Services. From May 1983 until she joined the Company, Ms. Savage was employed by United Dominion Industries, Inc. and held financial positions at its corporate office and two of its metal building industry operating divisions,

Varco-Pruden Buildings and Stran Buildings. Prior to joining United Dominion Industries, Ms. Savage was an audit manager at Ernst & Young. Ms. Savage is a CPA.

Mr. Smith has been Vice President--Polymer Division since July 1986 and since January 1981 has also served as President of Polymer Coil Coaters and its predecessors. Prior to joining ABC, Mr. Smith was employed by United States Steel Corporation (now known as USX Corp.) for 15 years in various capacities including General Manager of Galvanizing Finishing.

Mr. Voelkert has been President--Construction Products Group of the Company since August 1996. From April 1991 to August 1996 Mr. Voelkert served as Vice President--Sales and Marketing of the Company. Prior thereto, Mr. Voelkert served in various capacities with the Company since joining in 1976, including as General Sales Manager, General Manager of Marketing Services, Director of Marketing and District Sales Manager--Florida and the Caribbean. Mr. Voelkert was responsible for starting the roofing and architectural division in 1987.

ITEM 2. PROPERTIES

      Because of the significance of freight and delivery charges to the delivered cost of metal building systems, the Company believes it is advantageous to sell and deliver its products within a 500 mile radius of its manufacturing facilities. The following sets forth certain information with respect to each of the Company's operating facilities:

                                                                      OWNED OR
           LOCATION/PURPOSE                          AREA              LEASED
           ----------------                          ----             --------
Eufaula, Alabama/Executive Office and        295,000 square feet       Owned
 Manufacturing Facility..................    48.2 acres

El Paso, Illinois/Manufacturing Facility.    182,000 square feet       Owned
                                             10.3 acres

Carson City, Nevada/Manufacturing            142,000 square feet       Owned
 Facility................................    18.8 acres

Birmingham, Alabama/Manufacturing            84,000 square feet        Owned
 Facility................................    6.0 acres

Birmingham, Alabama/Manufacturing
 Facility................................    56,000 square feet        Leased

La Crosse, Virginia/Manufacturing            197,000 square feet       Owned
 Facility................................    28 acres

Liberty, North Carolina/Manufacturing        160,000 square feet       Owned
 Facility................................    29.3 acres

      The Company also leases a 156,000 square foot facility in Jamestown, Ohio which is currently not being utilized in the Company's operations. This facility ceased operations in

October 1990 as part of ABC's cost cutting efforts in response to cash constraints resulting from its 1986 leveraged buyout. See "Item 1. Business--Company History"

      All of the Company facilities are in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

      The Company is involved in various legal proceedings that are incidental to the conduct of its business. The Company is not involved in any pending or threatened legal proceedings which the Company believes could reasonably be expected to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

      Not Applicable.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED
        TOCKHOLDER MATTERS

      The Common Stock is quoted on the Nasdaq National Market under the symbol "ABCO". The Common Stock was initially offered to the public on April 28, 1994 at $10.00 per share. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Common Stock as reported by the Nasdaq National Market.

                                                      High        Low
                                                      ----        ---
      YEAR ENDED DECEMBER 31, 1995
      ----------------------------
      First Quarter................................   $18.375     $15.75
      Second Quarter ..............................   $19.625     $15.875
      Third Quarter................................   $27.00      $17.375
      Fourth Quarter...............................   $26.00      $20.50


                                                      High        Low
                                                      ----        ---
      YEAR ENDED DECEMBER 31, 1996
      ----------------------------
      First Quarter................................   $24.375     $19.125
      Second Quarter...............................   $34.375     $22.00
      Third Quarter................................   $29.75      $20.75
      Fourth Quarter...............................   $26.75      $19.75


      The number of stockholders of record of Common Stock on March 17, 1997 was approximately 111. On March 17, 1997, the last reported sale price of the Common Stock as reported by the Nasdaq National Market was $26.00.

      The Company has never paid cash dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  Year Ended December 31,
                                                 -----------------------------------------------------------
                                                 1996        1995             1994        1993          1992
                                                 ----        ----             ----        ----          ----

                                                            (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Net Sales ..................................    $273,953    $281,450      $ 204,666     $ 166,805     $ 134,388
                                               ---------    ---------     ---------     ---------     ---------

Cost and expenses:
  Cost of sales ............................     229,260      228,088       164,694       140,431       116,063
  Selling, general and administrative ......      24,311       26,567        21,830        18,282        12,923
                                               ---------    ---------     ---------     ---------     ---------
                                                 253,571      254,655       186,524       158,713       128,986
                                               ---------    ---------     ---------     ---------     ---------

Operating income ...........................      20,382       26,795        18,142         8,092         5,402

Interest expense (income) ..................         143         (175)        1,369         3,362         5,972
                                               ---------    ---------     ---------     ---------     ---------

Income (loss) before provision for income
  taxes, extraordinary item and
  cumulative effect of change in
  accounting principle .....................      20,239       26,970        16,773         4,730          (570)
                                               ---------    ---------     ---------     ---------     ---------
Provision for income taxes(1) ..............       7,792        9,380         6,318         1,921           100
                                               ---------    ---------     ---------     ---------     ---------

Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting principle(1) ..................      12,447       17,590        10,455         2,809          (670)

Extraordinary loss on early extinguishment
  of long-term debt(2) .....................        --           --          (2,425)         (413)         --

Cumulative effect of change in accounting
  for income taxes .........................        --           --            --           1,022          --
                                               ---------    ---------     ---------     ---------     ---------

Net income (loss)(1) .......................   $  12,447    $  17,590     $   8,030     $   3,418     $    (670)
                                               =========    =========     =========     =========     =========
Income (loss) per common and common
  equivalent share:
  Income (loss) before extraordinary item
    and cumulative effect of change in
    accounting principle(1) ................   $    2.06    $    2.68     $    1.81     $    0.66     $   (0.31)

  Extraordinary loss on early

    extinguishment of long-term debt .......        --           --           (0.42)        (0.10)         --

  Cumulative effect of change in accounting
    for income taxes .......................        --           --            --            0.24          --
                                               ---------    ---------     ---------     ---------     ---------

Net income (loss) per common and
  common equivalent share(1) ...............   $    2.06    $    2.68     $    1.39     $    0.80     $   (0.31)
                                               =========    =========     =========     =========     =========

Weighted average number of common and
  common equivalent shares
  outstanding ..............................       6,040        6,554         5,780         4,288         2,133
                                               =========    =========     =========     =========     =========


                                                           As of December 31,
                                        -------------------------------------------------------
                                        1996        1995           1994         1993       1992
                                        ----        ----           ----         ----       ----

                                                            (in thousands)

BALANCE SHEET DATA:

Working capital.....................   $13,710   $ 27,116       $18,182      $14,093      $13,723

Total assets........................   101,970   101,343         85,149       60,744       58,224

Current maturities of long-term debt     1,051       970          1,863        6,636        5,180

Long-term debt, net of current
  maturities(3).....................    10,872     7,760         12,376       18,071       36,850

Stockholders' equity (deficit)(4)...    41,466    53,511         37,075       12,822         (553)

------------------

(1) In 1995, the Company eliminated a valuation allowance on net operating loss carryforwards which resulted in a one-time reduction of its tax provision and corresponding increase in net income of $1,005,000, or $0.15 per share.

(2) In 1994, the Company incurred an extraordinary loss of $2,425,000 (net of applicable tax benefit of $1,436,000), resulting from the write-off of the deferred financing costs and unamortized discount related to the early extinguishment of its remaining senior notes with the proceeds from the Company's initial public offering. In 1993, the Company extinguished $4,415,000 principal amount of senior notes prior to scheduled maturity, which resulted in an extraordinary loss of $413,000 (net of income tax benefit of $259,000). See Note 3 of Notes to Consolidated Financial Statements.

(3) Net of unamortized discount of $3,875,000 on the Company's New Class A Notes and New Class B Notes at December 31, 1993, which notes were repaid from the net proceeds to the Company from the Company's initial public offering. Net of unamortized discount of $5,192,000 on the Company's 12% Class A and Class B Senior Notes at December 31, 1992.

(4)   Includes a reduction of $26,531,000 and $1,071,000 in 1996 and 1995, respectively, which represents the Company's purchases of Treasury Stock.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, industry cyclicality, fluctuations in customer demand and order pattern, the seasonal nature of the business, changes in pricing or other actions by competitors, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

      Net sales decreased 2.7% to $274.0 million in 1996 from $281.5 million in 1995. Backlog at December 31, 1996 was 41.9% higher than backlog at December 31, 1995. The Company's metal buildings industry domestic market share, which is measured in terms of sales dollars shipped by the Construction Products Group (consisting of the Company's Buildings Group and Roofing & Components Group), decreased slightly to 11.6% compared to 11.9% in 1995. Net sales in the Buildings Group (consisting of the Company's Metal Buildings, Heavy Fabrication, Mini-Warehouse and International divisions) were $215.5 million, down 4.7% from $226.1 million in 1995. This decrease was primarily the result of lower volume in the first quarter of 1996 which was caused by a combination of a low backlog coming into the year plus the effect of the severe weather conditions across most U.S. markets which caused customers to delay shipment of their orders as construction sites were not yet prepared. Also contributing to the decrease in net sales was lower per unit selling prices as a result of the pass-through of cost decreases from suppliers, compounded further by the aggressive pricing strategy implemented during the first half of 1996 to rebuild backlog. Net sales in the Roofing & Components Group (consisting of the Company's Roofing and Components divisions), increased 6.8% to $44.8 million from $41.9 million in 1995 due to continued increasing acceptance of metal in the roofing market and continued expansion of the preferred roofing contractor network. Gross sales of the Polymer Group increased .7% to $18.4 million from $18.3 million in 1995. This group has operated essentially at capacity for the last two years; consequently, a capital project was begun in late 1995 and completed in January 1997 which will increase the capacity of this group by approximately 40%. Net sales after eliminations in the Polymer Group decreased 14.0% to $9.0 million from $10.4 million in 1995 as proportionately more of the Group's resources were directed toward production for other divisions of the Company as opposed to third parties. Gross sales before eliminations in the Transportation Group increased 6.3% to $20.5 million from $19.3 million in 1995. Net sales after eliminations increased 27.6% to $3.8 million from $3.0 million in 1995 due to increased revenues from hauling of third party loads.

      Gross profit for 1996 decreased 16.3% to $44.7 million from $53.4 million in 1995. Gross margins decreased 14.0% to 16.3% in 1996 compared to 19.0% in 1995. This decrease was primarily caused by lower volume plus lower selling prices which were the result of the

Company's strategy through the first half of 1996 to be market and price aggressive in order to build backlog and better utilize expanded production capabilities.

      Selling, general and administrative expenses for 1996 decreased 8.5% to $24.3 million from $26.6 million in 1995. As a percentage of net sales, these expenses decreased to 8.9% in 1996 from 9.4% in 1995. The decrease resulted from the Company's strategy to mitigate the impact of reduced volume and selling prices by reducing costs wherever possible without adversely affecting its long-term growth objectives.

      The Company had net interest expense of $.1 million in 1996 compared to net interest income in 1995 of $.2 million. The increase in interest expense resulted primarily from the Company's repurchase of its common stock and, to a much lesser degree, the purchase of certain assets of American Modular Technologies' ("AMT") Liberty, North Carolina manufacturing operations which has caused it to incur borrowings under its Revolver. Additionally, the Company is currently earning less interest income on the unused proceeds from its Industrial Revenue Bond transaction which is included on the accompanying Consolidated Balance Sheets as Restricted Cash as most of these proceeds have now been invested in the Virginia manufacturing facility.

      Net income for 1996 was $12.4 million as compared to $16.6 million in 1995, which was net income before the $1.0 million one-time tax provision credit for the reversal of a valuation allowance on net operating loss carryforwards. Including this one-time credit, net income in 1995 was $17.6 million.

1995 COMPARED TO 1994

      Net sales increased 37.5% to $281.5 million in 1995 from $204.7 million in 1994. The Company's metal buildings industry domestic market share, which is measured in terms of sales dollars shipped by the Construction Products Group, increased 17.0% to 11.9% in 1995 from 10.2% in 1994, primarily as a result of high product demand and the Company's additional capacity as a result of the addition of its new Virginia manufacturing facility. Backlog at December 31, 1995 was 26% lower than backlog at December 31, 1994. Net sales in the Buildings Group were up 43.4%, increasing to $226.1 million in 1995 from $157.7 million in 1994. This increase resulted from continued enhancement of the Company's builder/dealer network, increased demand for metal buildings, improved selling prices and the added capacity provided by the new Virginia manufacturing facility. Also contributing to the increase was the Heavy Fabrication division's increase of 212.0% to $14.0 million in net sales from $4.5 million in 1994, due primarily to the completion of much of its high backlog entering the year plus its booking and execution of a large contract for a steel mill in Ohio. Net sales in the Roofing & Components Group increased 25.9% to $41.9 million from $33.3 million in 1994, due to continued increasing acceptance of metal in the roofing market and expansion of the preferred roofing contractor network. Gross sales before eliminations in the Polymer Group increased 5.1% to $18.3 million in 1995 compared to $17.4 million in 1994. Net sales in the Polymer Group increased 1.5% to $10.4 million from $10.3 million, primarily due to product mix. Gross sales before eliminations in the Transportation Group increased 18.7% to $19.3 million in 1995 compared to $16.3 million in 1994 primarily as a result of the sales growth of the Construction Products Group. Net sales in the Transportation Group decreased 13.4% million to $3.0 million from $3.4 million due to decreased revenues from hauling of third party loads which was the result of its having to commit a greater proportion of its resources to hauling products shipped by the other divisions of the Company.

      Gross profit for 1995 increased 33.5% to $53.4 million from $40.0 million in 1994. Gross margins decreased 2.9% to 19.0% in 1995 compared to 19.5% in 1994. This decrease was the result of a higher mix of Heavy Fabrication division sales in 1995 which by their nature carry lower margins. Excluding these sales, gross margins were approximately equal to those of 1994 as the improvement in margins resulting from improved selling prices and manufacturing efficiency improvements was offset by higher engineering costs which were incurred to support the Company's sales growth.

      Selling, general and administrative expenses for 1995 increased 21.7% to $26.6 million from $21.8 million in 1994. As a percentage of net sales, these expenses decreased to 9.4% in 1995 from 10.7% in 1994.

      The Company had net interest income in 1995 of $.2 million compared to net interest expense in 1994 of $1.4 million. The decrease in interest expense resulted primarily from the completion on May 5, 1994 of the Company's initial public offering of Common Stock and the resulting reduction in debt from the utilization of the net proceeds from the offering and also from the repayment on May 10, 1995 of an outstanding term loan. Additionally, the Company earned interest income on its excess cash as well as the unused proceeds from its Industrial Revenue Bond transaction which was closed on December 7, 1994 in order to provide financing for its new Virginia manufacturing facility. These unused proceeds are invested in highly liquid short-term investments and are included on the accompanying Consolidated Balance Sheets as Restricted Cash.

      Net income for 1995, before a $1.0 million one-time tax provision credit for the reversal of a valuation allowance on net operating loss carryforwards, was $16.6 million. This compares to $10.5 million in 1994 before an extraordinary loss on extinguishment of debt of $2.4 million. Including tax credits and extraordinary items net income for 1995 increased 119.1% to $17.6 million from $8.0 million in 1994.

      The following table presents the Company's gross sales attributable to each of its operating divisions for the periods indicated:

                                                           Year Ended December 31,
                                      -------------------------------------------------------------------
                                         1996          1995          1994          1993            1992
                                      ---------     ---------     ---------     ---------       ---------

                                                               (In thousands)

Buildings Group ..................    $ 215,456     $ 226,119     $ 157,661      $128,569        $103,490

Roofing & Components Group .......       44,790        41,943        33,313        25,608        20,009

Transportation Group(1) ..........       20,535        19,314        16,272        13,430          11,252

Polymer Group(2) .................       18,379        18,251        17,368        16,398          14,937

American Modular
 Technologies(3) .................          962          --            --            --              --
                                      ---------     ---------     ---------     ---------       ---------
Gross Sales ......................      300,122       305,627       224,614       184,005         149,688

Eliminations .....................      (26,169)      (24,177)      (19,948)      (17,200)        (15,300)
                                      ---------     ---------     ---------     ---------       ---------
Net sales ........................    $ 273,953     $ 281,450     $ 204,666      $166,805        $134,388
                                      =========     =========     =========     =========       =========

---------------

(1) Includes intercompany sales of $16.7 million, $16.3 million, $12.8 million, $10.9 million and $9.3 million, respectively.

(2) Includes intercompany sales of $9.4 million, $7.8 million, $7.1 million, $6.3 million and $6.0 million, respectively.

(3) American Modular Technologies was purchased on November 26, 1996. The above represents net sales for the one-month period since the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has historically funded its operations from cash flows from operations, bank borrowings and sales of its debt and equity securities.

      Net cash provided by operations was $14.0 million, $24.2 million and $17.7 million in 1996, 1995 and 1994, respectively. Net income plus depreciation and amortization was $16.6 million, $20.9 million and $10.8 million in the same periods, respectively. For 1996, cash provided by continuing operations was lower than net income plus depreciation and amortization due to an increased investment in working capital which was required to support fourth quarter volume. For 1995, cash provided by operating activities exceeded net income plus depreciation and amortization primarily due to further improvement in working capital management which was partially offset by an increase in net noncurrent assets and liabilities. For 1994, cash provided by operating activities exceeded net income plus depreciation and amortization primarily due to improved working capital management and the extraordinary loss on the early extinguishment of debt, partially offset by an increase in net noncurrent assets and liabilities.

      Net cash used for investing activities was $9.6 million, $5.4 million and $16.2 million in 1996, 1995 and 1994, respectively. For 1996, this was primarily the result of additions to property, plant and equipment of $9.3 million, the purchase of certain assets of AMT for $2.0 million, and the investment in the China Joint Venture of $2.9 million partially offset by the application of $3.6 million of restricted cash to capital expenditures related to the Virginia manufacturing facility. The restricted cash resulted from the proceeds of the industrial revenue bond financing, which was completed on December 7, 1994, for the construction of the new Virginia manufacturing facility. The restricted cash is drawn down as cash is expended and various phases of construction are completed on that facility. For 1995, this was primarily the result of additions to property, plant and equipment of $10.3 million partially offset by the application of $5.5 million of restricted cash to capital expenditures related to the Virginia manufacturing facility. For 1994, this was the result of additions to property, plant and equipment of $6.5 million and the investment of the $9.6 million of proceeds, net of closing costs of $0.1 million, from the industrial revenue bond financing of the construction of the Company's new Virginia manufacturing facility.

      Net cash (used for) provided by financing activities was ($21.5) million, ($6.7) million and $1.6 million for 1996, 1995 and 1994, respectively. For 1996, long-term debt repayments of $1.0 million and purchases of treasury stock of $25.5 million were funded by cash provided by operating activities and by borrowings under the Company's Revolver. For 1995, long-term debt repayments, payment of stock registration costs and purchases of treasury stock were funded by cash provided by operating activities. For 1994, long-term debt payments, paydown of the revolving credit line and payment of debt issuance costs were funded by cash provided by operating activities and net proceeds of $16.2 million from the issuance of Common Stock in the Company's initial public offering. Additionally, in December 1994, the Company borrowed $9.7 million from the Industrial Development Authority of Mecklenburg County, Virginia (the "IDA") to finance the construction of the Company's new Virginia manufacturing facility. The IDA financed the loan through the issuance of industrial development revenue bonds ("IDA Bonds"). The loan bears interest at a variable rate equal to the rate necessary to allow the IDA bonds to be sold at 100% of the principal amount thereof; the Company has the option to change the interest rate to a fixed rate for a specified term (which may be the remaining term of the IDA Bonds). The IDA Bonds mature December 1, 2004, are subject to mandatory sinking fund redemption of $970,000 per year, and are subject to mandatory redemption under certain circumstances. The Company has secured its obligations in respect of the IDA Bonds through the issuance of a letter of credit, which reduces each year by the amount of principal payments.

      The Company currently has budgeted an aggregate of $6.0 million for capital expenditures in 1997, consisting of $1.1 million to complete the Virginia manufacturing facility and Eufaula office expansion projects and $4.9 million primarily for machinery and equipment at its other existing facilities. The Company expects to be able to fund these expenditures from cash provided by operations, borrowings under its revolving credit facility and, in the case of its Virginia facility, the remaining proceeds from the IDA Bonds. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

      In January 1993, in connection with the Recapitalization, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with LaSalle Business Credit, Inc. ("LaSalle") and Continental Bank N.A. On May 10, 1995, the Company's Loan Agreement was amended to increase the revolving credit facility (the "Revolver"), lower the interest rate on the Revolver and reduce certain fees associated with the facility. Also, as of that date, the outstanding $4.2 million of term loans were repaid from cash from operations and LaSalle became the sole lender under the facility. The Loan Agreement as currently in effect provides the Company with a $33.0 million revolving credit facility. The Revolver expires on January 19, 1998 and is automatically renewable for successive one year periods unless terminated by the Company or LaSalle. Borrowings under the Revolver are subject to certain borrowing base limitations based on eligible accounts receivable and inventory less amounts outstanding under letters of credit. Loans under the Revolver bear interest at a rate equal to, at the option of the

Company, either (i) the sum of two and one-half percent plus the interest rate in the London interbank market for loans in an amount substantially equal to the amount of the borrowing and for the period of the borrowing selected by the Company or (ii) the sum of one percent plus LaSalle's reference rate (which is generally equivalent to the prime rate). In addition, the Company is required to pay LaSalle a fee of 0.25% per year for the unused amount under the Revolver and a 1.25% fee per annum on the average undrawn face amount of letters of credit. Up to $13.0 million of the Revolver at any one time outstanding is available for the issuance of letters of credit. The Revolver is secured by substantially all the assets of the Company. The amount of the Revolver is reduced each year by approximately $1.0 million in conjunction with the Company's repayment of approximately $1.0 million of IDA bonds, so that the total available facility, once the IDA Bonds are repaid, will be $25.0 million.

      The Loan Agreement limits the Company's ability to incur indebtedness, to create or incur liens on assets, to pay dividends and to purchase or redeem the Company's stock. In addition, the Loan Agreement requires that the Company meet certain financial tests, and provides LaSalle with the right to require the payment of all amounts outstanding under the Loan Agreement if a change in control of the Company occurs. At December 31, 1996, the Company had $4.0 million of outstanding borrowings under the Revolver and LaSalle had issued letters of credit aggregating $10.2 million, including a $7.8 million letter of credit in favor of the Trustee for the IDA Bonds.

      At December 31, 1996, the Company's outstanding debt (including current portion) was $11.9 million, which includes $7.8 million of IDA Bonds used to finance the Virginia manufacturing facility and $4.0 million under its Revolver.

      On November 26, 1996, the Company acquired certain assets of the Liberty, North Carolina facility of American Modular Technologies ("AMT") for $2.0 million which approximated the fair value of the assets acquired. AMT produces modular structures used for convenience stores which are sold to major oil companies and its technology has also been used for correctional facilities, schools and warehouses.

      During 1995 and 1996, the Board of Directors authorized the Company to repurchase up to 1.3 million shares of its Common Stock to be purchased at any time in the open market, subject to market conditions. At December 31, 1996 and 1995 the Company had repurchased 1.0 million shares costing $26.5 million and
 .046 million shares costing $1.1 million, respectively. These shares are reflected as Treasury Stock on the accompanying Consolidated Balance Sheets and were purchased from a combination of cash provided by operations and borrowings under the Company's Revolver.

      In August 1995, the Company entered into a joint venture with China Renaissance Industries, L.P. to pursue the manufacture of metal building systems in the People's Republic of China ("PRC") for sale throughout most of Southeast Asia. The Company has a 30% interest in the joint venture and exclusively licensed to the joint venture on a royalty-free basis the right to use certain elements of the Company's technology. The Company will receive a technology license fee of $1.5 million, of which it received $0.75 million during 1995. The joint venture completed construction of its initial manufacturing facility in the PRC in October 1996. At December 31, 1996 and 1995 the Company had $3.8 million and $.9 million invested in the joint venture, which was funded by cash provided by operating activities, and expects to invest up to an additional $.7 million in 1997.

      The Company believes that the cash generated from operations and borrowings under the Revolver will be sufficient to meet its working capital and capital expenditure requirements, as well as the anticipated additional capital to be invested in its joint venture in China, through at least 1998. There can be no assurance that liquidity would not be impacted by a decline in general economic conditions and higher interest rates which would affect the Company's ability to obtain external financing.

      The Company carries insurance on its activities in scope and amounts which it believes are reasonable in light of the risks of the business. However, there can be no assurance that it will not incur a liability which is not covered or is in excess of coverage, which liability could have a material adverse effect on the Company.

INFLATION

      The Company has from time to time in the past experienced increases in costs of sales and operating costs, including the costs of raw materials, supplies and labor due to inflation. The Company has generally been able to offset the effects of such inflation through periodic price increases. In recent years, the rate of domestic inflation has abated significantly. No assurance can be given, however, that the inflation rate will not increase in future years or that the Company will be able to increase prices to match increases in costs.

FLUCTUATIONS OF QUARTERLY OPERATING RESULTS

      The metal buildings business is seasonal in nature in that shipments are normally lower in the first half of each year compared to the second half because of unfavorable weather conditions for construction, particularly in the northern portion of the United States, and normal business planning cycles affecting construction. This seasonality not only affects sales, but also profitability for the quarter. See Note 9 of Notes to Consolidated Financial Statements for selected unaudited quarterly financial data for the years ended December 31, 1996 and 1995. The quarterly data reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------
      The following consolidated financial statements of American Buildings Company and Subsidiaries are filed as part of this report.

AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

      Report of Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 1996 and 1995

      Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
American Buildings Company:

We have audited the accompanying consolidated balance sheets of AMERICAN BUILDINGS COMPANY (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Buildings Company and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 10, 1997

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                 1996        1995
                                                               --------     --------
CURRENT ASSETS:
   Cash                                                        $      0   $  17,100
   Accounts receivable, net of allowance for doubtful
     accounts of $3,345 and $2,589 in 1996 and 1995,
     respectively                                                36,332      29,473
   Inventories                                                   19,823      15,088
   Deferred income taxes                                          3,333       2,361
   Other                                                          1,084         468
                                                               --------     --------
          Total current assets                                   60,572      64,490
                                                               --------     --------
PROPERTY, PLANT, AND EQUIPMENT, AT COST                          71,880      61,454
   Less accumulated depreciation                                 38,686      35,585
                                                               --------     --------
                                                                 33,194      25,869
                                                               --------     --------
RESTRICTED CASH                                                     466       4,100
                                                               --------     --------
DEFERRED INCOME TAXES                                             1,313       2,057
                                                               --------     --------
OTHER ASSETS, NET                                                 6,425       4,827
                                                               --------     --------
                                                               $101,970    $101,343
                                                               ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                        $  1,051    $    970
   Accounts payable                                              32,306      23,579
   Accrued liabilities                                           12,137      11,312
   Accrued income taxes                                           1,368       1,513
                                                               --------     --------
          Total current liabilities                              46,862      37,374
                                                               --------     --------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                        10,872       7,760
                                                               --------     --------
OTHER NONCURRENT LIABILITIES                                      2,770       2,698
                                                               --------     --------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value; 4,000 shares
     authorized, no shares issued and outstanding in
     1996 and 1995                                                    0           0
   Common stock, $.01 par value; 25,000 shares
     authorized, 6,312 and 6,237 shares issued in 1996
     and 1995, respectively                                          63          62
   Additional paid-in capital                                    31,049      30,082
   Retained earnings                                             36,885      24,438
                                                               --------     --------
                                                                 67,997      54,582
   Less treasury stock, at cost (1,001 and 46 shares in
     1996 and 1995, respectively)                               (26,531)     (1,071)
                                                               --------     --------
          Total stockholders' equity                             41,466      53,511
                                                               --------     --------
                                                               $101,970     $101,343
                                                               ========     ========

                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             1996       1995        1994
                                                                           --------   --------    --------
NET SALES                                                                  $273,953   $281,450    $204,666
                                                                           --------   --------    --------
COSTS AND EXPENSES:
   Cost of sales                                                            229,260    228,088     164,694
   Selling, general, and administrative                                      24,311     26,567      21,830
                                                                           --------   --------    --------
                                                                            253,571    254,655     186,524
                                                                           --------   --------    --------
OPERATING INCOME                                                             20,382     26,795      18,142
NET INTEREST EXPENSE (INCOME)                                                   143       (175)      1,369
                                                                           --------   --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM              20,239     26,970      16,773

PROVISION FOR INCOME TAXES                                                    7,792      9,380       6,318
                                                                           --------   --------    --------
INCOME BEFORE EXTRAORDINARY ITEM                                             12,447     17,590      10,455
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM DEBT, NET OF TAX
   BENEFIT OF $1,436                                                              0          0      (2,425)
                                                                           --------   --------    --------
NET INCOME                                                                 $ 12,447   $ 17,590    $  8,030
                                                                           ========   ========    ========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
   Income before extraordinary item                                           $2.06      $2.68       $1.81
   Extraordinary loss on early extinguishment of long-term debt                0.00       0.00       (0.42)
                                                                           --------   --------    --------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                             $2.06      $2.68       $1.39
                                                                           ========   ========    ========
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES                          6,040      6,554       5,780
                                                                           ========   ========    ========


                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                 (IN THOUSANDS)

                                                                  COMMON STOCK                 RETAINED
                                                                 ----------------   PAID-IN    EARNINGS   TREASURY
                                                                 SHARES   AMOUNT    CAPITAL    (DEFICIT)   (STOCK)      TOTAL
                                                                 ------   -------   --------   ---------   --------    --------
BALANCE, DECEMBER 31, 1993                                        4,398   $    44   $13,960     $(1,182)   $      0    $ 12,822

   Net income                                                         0         0         0       8,030           0       8,030
    Stock issued to employees                                         1         0         0           0           0           0
   Issuance of common stock, net of issuance
     expenses                                                     1,825        18    16,200           0           0      16,218
   Exercise of stock options                                          1         0         5           0           0           5
                                                                   -----   -------   -------     -------    --------    --------
BALANCE, DECEMBER 31, 1994                                        6,225   $    62   $30,165     $ 6,848    $      0    $ 37,075

   Net income                                                         0         0         0      17,590           0      17,590
   Stock issued to employees                                          3         0         0           0           0           0
   Exercise of stock options and related tax
     benefits                                                         9         0       124           0           0         124
   Stock registration costs                                           0         0      (207)          0           0        (207)
   Purchase of 46 shares of treasury stock                            0         0         0           0      (1,071)     (1,071)
                                                                  -----   -------   -------     -------    --------    --------
BALANCE, DECEMBER 31, 1995                                        6,237   $    62   $30,082     $24,438    $ (1,071)   $ 53,511

   Net income                                                         0         0         0      12,447           0      12,447
     Exercise of stock options and related tax
     benefits                                                        75         1       967           0           0         968
   Purchase of 955 shares of treasury stock                           0         0         0           0     (25,460)    (25,460)
                                                                  -----   -------   -------     -------    --------    --------
BALANCE, December 31, 1996                                        6,312   $    63   $31,049     $36,885    $(26,531)   $ 41,466
                                                                  =====   =======   =======     =======    ========    ========

                  The accompanying notes are an integral part
                        of these consolidated statements.

                      AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                    (IN THOUSANDS)

                                                                                     1996             1995        1994
                                                                                   --------         --------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $ 12,447         $ 17,590    $  8,030
                                                                                   --------         --------    --------
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                 4,128            3,353       2,775
        Amortization of debt discount                                                     0                0         124
        Extraordinary loss on early extinguishment of
           long-term debt                                                                 0                0       2,425
        Gain on sales of fixed assets                                                   (64)            (102)          0
        Gain on sales of nonoperating property                                            0                0          (7)
        Changes in assets and liabilities, net of assets of acquired businesses:

           Accounts receivable, net                                                  (6,859)            (984)     (1,467)
           Inventories                                                               (4,119)           1,226      (7,056)
           Accounts payable                                                           8,549             (711)      9,745
           Accrued liabilities and income taxes                                         452            5,726       2,543
           Other working capital changes                                               (616)          (1,176)      1,482
           Other, net                                                                   113             (695)       (881)
                                                                                   --------         --------    --------
             Total adjustments                                                        1,584            6,637       9,683
                                                                                   --------         --------    --------
             Net cash provided by operating activities                               14,031           24,227      17,713
                                                                                   --------         --------    --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant, and equipment                                      (9,335)         (10,316)     (6,541)
    Purchase of American Modular Technologies                                        (2,037)               0           0
    Decrease (increase) in restricted cash                                            3,634            5,537      (9,637)
    Investment in China Joint Venture                                                (2,940)            (900)          0
    Proceeds from sales of fixed assets                                                  94              237           0
    Proceeds from sales of nonoperating property, net                                   952                0           9
                                                                                   --------         --------    --------
             Net cash used for investing activities                                  (9,632)          (5,442)    (16,169)
                                                                                   --------         --------    --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net of
      issuance costs                                                                    968              124      16,223
    Long-term debt payments                                                            (970)          (5,509)    (14,353)
    Changes in revolving credit facility, net                                         3,963                0      (9,690)
    Proceeds from issuance of IDA bonds                                                   0                0       9,637
    Payment of debt issuance costs                                                        0                0        (234)
    Payment of stock registration costs                                                   0             (207)          0
    Purchase of treasury stock                                                      (25,460)          (1,071)          0
                                                                                   --------         --------    --------
             Net cash (used for) provided by financing activities                   (21,499)          (6,663)      1,583
                                                                                   --------         --------    --------
 NET (DECREASE) INCREASE IN CASH                                                    (17,100)          12,122       3,127

 CASH, BEGINNING OF PERIOD                                                           17,100            4,978       1,851
                                                                                   --------         --------    --------
 CASH, END OF PERIOD                                                               $      0         $ 17,100    $  4,978
                                                                                   ========         ========    ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                       $    559         $  1,385    $    808
                                                                                   ========         ========    ========
      Cash paid for income taxes                                                   $  7,748         $  6,064    $ 10,562
                                                                                   ========         ========    ========


                  The accompanying notes are an integral part
                        of these consolidated statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995, AND 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of American Buildings Company and its wholly owned subsidiaries (the "Company"), after elimination of all material intercompany items.

     The Company is a diversified manufacturer and marketer of construction products and services for nonresidential and residential applications. The Company designs, manufactures, and sells metal building systems for industrial, commercial, institutional, and other nonresidential markets. Metal building systems consist of structural framing and wall and roof panels. The Company's metal building systems are generally custom-designed to meet the specific needs of the end user and to allow for easy on-site assembly. The Company markets its metal building systems nationwide through authorized builder/dealers. The Company has a separate roofing products' sales, engineering, and customer service organization, which markets and sells the Company's roofing products to its builder/dealer network and to preferred roofing contractors. In addition, the Company paints steel coils, manufactures and markets building components, mini warehouse systems, and provides specialty engineering services for large, complex building structures. The Company markets and produces modular structures and residential steel framing systems and also operates an ICC-licensed trucking subsidiary.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Revenue is primarily derived from the sale of metal buildings and components to customers and is recorded upon delivery of product to the customer.

     INVENTORIES

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used for determining the cost of substantially all raw material inventories and material costs included in work in process. The first-in, first-out method is used for determining the cost of all other inventories, including direct labor and overhead incurred in the manufacturing process. Market is defined as replacement cost for raw materials and net realizable value for work in process and finished goods.

     Inventories consist of the following:

                                                         1996             1995
                                                       -------          -------
     Raw materials                                     $17,151           $13,846
     Work in process                                     2,862            2,574
     Finished goods                                        357              328
                                                       -------          -------
                                                        20,370           16,748
     Allowance to state inventories at LIFO
        costs                                             (547)          (1,660)
                                                       -------          -------
                                                       $19,823          $15,088
                                                       =======          =======
    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of 20 to 40 years for buildings, approximately 7 years for machinery and equipment, and 3 to 15 years for all other items. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

     Property, plant, and equipment, at cost, consist of the following:

                                                         1996        1995
                                                        -------     -------

     Land                                               $   938     $   784
     Buildings and leasehold improvements                20,710      16,778
     Machinery and equipment                             43,730      38,772
     Furniture and fixtures                               6,502       5,120
                                                        -------     -------
                                                        $71,880     $61,454
                                                        =======     =======

    RESTRICTED CASH

    In December 1994, the Company obtained proceeds of $9,637, net of closing costs of $63, related to the issuance of industrial revenue bonds (Note 3). The proceeds, which have been invested in highly liquid short-term investments, are restricted to purchases of property, equipment, and buildings for the Virginia manufacturing facility. At December 31, 1996 and 1995, $466 and $4,100, respectively, of the proceeds were available for future purchases of property, equipment, and buildings.

    OTHER ASSETS

    The Company is the beneficiary of life insurance policies covering certain current and former management employees to fund the Company's obligations to such employees under a noncontributory retirement and death benefit plan (Note 6). The cash surrender value of these life insurance policies is $1,899 and $1,688 at December 31, 1996 and 1995, respectively, and is included in other assets in the accompanying balance sheets. These policies have been assigned as collateral for the Company's revolving credit facility (Note 3).

    ACCRUED LIABILITIES

    The Company accrues estimated insurance claims for the self-insured portion of its workers' compensation, property and casualty, and health insurance plans. At December 31, 1996 and 1995, insurance claim reserves of $4,711 and $3,483, respectively, were included in accrued liabilities.

    STATEMENTS OF CASH FLOWS

    The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.

    CONCENTRATIONS OF CREDIT RISK

    Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets for which the Company's services are provided, as well as their dispersion across many different geographic areas. As a result, as of December 31, 1996, the Company does not consider itself to have any significant concentrations of credit risk.

     LONG-LIVED ASSETS

    The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and other assets, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   LONG-TERM DEBT

                                                         1996        1995
                                                        -------     -------
     Revolver balance                                   $ 3,963     $     0

     IDA of Mecklenburg County, Virginia;
        Industrial Revenue Bonds                          7,760       8,730
     Other debt                                             200           0
                                                        -------     -------
                                                         11,923       8,730
     Less current maturities                              1,051         970
                                                        -------     -------
                                                        $10,872     $ 7,760
                                                        =======     =======

     The Company has a revolving credit facility which provides for maximum borrowings of $33,000 at December 31, 1996. Interest is payable monthly at an interest rate of prime plus 1% or LIBOR plus 2.5%, at the option of the Company. The revolving credit facility availability is based on eligible accounts receivable and inventory, less amounts outstanding under letters of credit. The Company can obtain up to $13,000 of letters of credit subject to availability under the facility. At December 31, 1996, $3,963 of the revolver was outstanding, $10,168 of letters of credit was outstanding, and $18,869 was available under the facility. The facility expires on January 19, 1998 and is automatically renewable for successive one-year periods unless terminated by the Company or the bank. The amount of the facility is reduced each year by approximately $1,000 in conjunction with the Company's annual repayment of $970 of IDA bonds, described below, so that the total available facility, once the IDA bonds are repaid, will be $25,000. The revolving credit facility is secured by a first lien on substantially all assets of the Company.

     In December 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate (4% at December 31, 1996). Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature on December 1, 2004 and are subject to a mandatory sinking fund redemption of $970 per year and to a mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure.

     During 1994, the Company extinguished $13,500 of senior notes with proceeds from the initial public offering discussed in Note 4; consequently, an extraordinary loss of $2,425 (net of income tax benefit of $1,436), or $.42 per share, resulted from the write-off of the debt issuance costs and unamortized discount.

4.   STOCKHOLDERS' EQUITY

     STOCK OFFERINGS

     In May 1994, the Company completed a public offering of its common stock. The offering consisted of 2,592 shares (excluding the underwriters' overallotment option from certain stockholders) of common stock, of which 1,825 shares were sold by the Company and 767 shares were sold by certain stockholders, at an initial public offering price of $10 per share. The net proceeds to the Company of $16,218 were used to reduce long-term debt (Note
     3). In June 1994, certain stockholders sold an aggregate of 250 shares to the underwriters to cover overallotments.

     In July 1995, the Company completed a secondary public offering of its common stock which consisted of 1,275 shares (excluding the underwriters' overallotment option from a certain stockholder) of common stock which were sold by certain stockholders at a public offering price of $22 per share. The Company incurred offering expenses of $207 and did not receive any proceeds from the sale of the shares of common stock. Subsequently, a certain stockholder sold 191 shares to the underwriters to cover overallotments.

     PREFERRED STOCK

     In February 1994, the board of directors authorized 4,000 shares of preferred stock with $.01 par value. The board of directors has the authority to issue these preferred shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

     TREASURY STOCK

     In 1995, the board of directors authorized the Company to repurchase up to 300 shares of its outstanding common stock through October 1996, as deemed appropriate by management. During 1996, the board authorized the Company to repurchase an additional 1,000 shares of its outstanding common stock at any time, as directed by management. At December 31, 1996 and 1995, repurchases of 1,001 and 46 shares, respectively have been effected at prevailing market prices from time to time on the open market. These repurchased shares represent additions to treasury stock and are carried at cost in the accompanying balance sheets.

     STOCK OPTION PLANS

     In January 1993, the Company adopted the American Buildings Company Management Incentive Plan. The Company reserved 223 shares for issuance under the plan. Stock incentives granted pursuant to the plan may include
     (a) nonqualified stock options, (b) incentive stock options, or (c) restricted stock awards. All options were issued at an exercise price no less than fair value as of the date of grant.

     In February 1994, the board of directors approved the 1994 Employee Stock Option Plan. The plan, as amended, provides for the issuance of incentive and nonqualified stock options to acquire up to 480 shares of common stock. Options become exercisable as determined at the date of grant by a committee of the board of directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. To date, the exercise price of all issuances of options have been at fair market value at the date of grant.

     In addition, the Company has a stock option plan for nonemployee directors which authorizes options to purchase up to 160 shares of common stock. The option price for future grants is to be determined by the board of directors but shall not be less than the fair market value of the common shares on the date the stock option is granted.

     Transactions under the Company's stock option plans during each of the two years ended December 31, 1996 are summarized as follows:

                                              NUMBER
                                                OF
                                              SHARES      OPTION PRICE
                                              ------      ------------

     Outstanding at December 31, 1994           617        $5.18-$16.38
        Granted                                 115       $18.06-$24.50
        Exercised                                (9)       $5.18-$10.00
        Canceled                                 (1)              $5.18
                                                ---
     Outstanding at December 31, 1995           722        $5.18-$24.50
        Granted                                  19       $21.13-$21.69
        Exercised                               (75)       $5.18-$18.06
        Canceled                                (14)      $10.00-$24.50
                                                ---
     Outstanding at December 31, 1996           652        $5.18-$24.50
                                                ===
     Exercisable at December 31, 1996           402        $5.18-$24.50
                                                ===

     At December 31, 1996, options to purchase 126 shares were available for future grant under the above option plans.

     During 1995, the Financial Accounting Standards Board issued SFAS No. 123 ("Accounting for Stock-Based Compensation") which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined in the statement had been applied.

     The Company has elected to account for its stock-based compensation plans under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1995 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions used for grants in 1995 and 1996:

              Risk free interest rate                  6.16%
              Expected dividend yield                  0%
              Expected lives                           5 years
              Expected volatility                      .35%

     The total values of the options granted during the year ended December 31, 1996 and 1995 were computed as approximately $133962 and $962133, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per common and common equivalent share for the years ended December 31, 1996 and 1995 would have decreased to the following pro forma amounts:

                                                   1996       1995
                                                 -------    -------
           Net income:
              As reported                        $12,447    $17,590
              Pro forma                           12,285     17,540
           Primary EPS:
              As reported                           2.06       2.68
              Pro forma                             2.03       2.68

5.   INCOME TAXES

     The provision for income taxes consists of the following:

                                           1996       1995      1994
                                          ------    -------    ------
     Current:
        Federal                           $7,291    $10,194    $5,150
        State                                729      1,020       547
     Deferred                               (228)      (829)      875
     Change in valuation allowance             0     (1,005)     (254)
                                          ------    -------    ------
                                          $7,792    $ 9,380    $6,318
                                          ======    =======    ======

     In addition to the above, the Company recorded a deferred income tax benefit of $1,436 in 1994 related to the extraordinary loss on early extinguishment of long-term debt.

     Under SFAS No. 109, a valuation allowance is recorded if it is "more likely than not" deferred tax assets will not be realized. Due to prior operating losses, a valuation allowance for available net operating loss carryforwards was established in connection with the adoption of SFAS No. 109 on January 1, 1993. During fiscal 1995, management determined expected future taxable income would be more than sufficient to utilize the remaining loss carryforwards. Accordingly, the valuation allowance was eliminated, which had the effect of reducing income tax expense by $1,005.

     The provision for income taxes differs from the amounts resulting from multiplying the income before income taxes by the statutory federal income tax rate. The reasons for these differences are as follows:

                                                   1996      1995      1994
                                                   ----      ----      ----
     Federal income tax provision at
        statutory rate                             35.0%     35.0%     35.0%
     State income taxes, net of federal
        benefit                                     4.0       4.0       4.5
     Other                                         (0.5)     (0.5)     (0.3)
     Valuation allowance                            0.0      (3.7)     (1.5)
                                                   ----      ----      ----
                                                   38.5%     34.8%     37.7%
                                                   ====      ====      ====

     The sources of the difference between the financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities and the tax effects of each are as follows as of December 31, 1996 and 1995:

                                                       1996        1995
                                                      ------      ------
     Deferred tax assets:
        Accrued liabilities                           $1,706      $1,355
        Deferred compensation                          1,138       1,096
        Allowance for doubtful accounts                1,288         981
        Reserves on nonoperating assets                  417         760
        Net operating loss carryforwards                 497         751
        Other                                            339          25
                                                      ------      ------
                                                       5,385       4,968
                                                      ------      ------
     Deferred tax liabilities:
        Property, plant, and equipment                  (496)       (285)
        Other                                           (243)       (265)
                                                      ------      ------
                                                        (739)       (550)
                                                      ------      ------
     Net deferred tax asset                           $4,646      $4,418
                                                      ======      ======

     As of December 31, 1996, net operating losses of approximately $1,293 are available for carryforward through 2007.

6.   EMPLOYEE BENEFIT PLANS

     The Company has a contributory 401(k) plan, the American Buildings Company Savings Plan, under which all full-time employees are eligible to participate. The Company matches at least $.25 per $1 of eligible employee contributions and can make an additional contribution at the discretion of the board of directors. The plan requires a minimum company contribution of 1% of eligible gross payroll annually. Company contributions to this plan were $996, $1,214, and $990 for 1996, 1995, and 1994, respectively.

     The Company has a noncontributory retirement and death benefit plan which covers certain management employees. The plan provides a death benefit prior to obtaining retirement age, as defined by the plan, to be paid over a minimum ten-year period and a mutually exclusive retirement benefit, after obtaining the defined retirement age, to be paid over a ten-year period. Benefits under this plan do not vest until retirement, and the Company has the right to modify or terminate this plan at any time. The Company's liability for benefits under this plan was $2,955 and $2,846 as of December 31, 1996 and 1995, respectively. This liability is based on the estimated present value of the retirement obligation, accrued over the estimated service period, and included in the accompanying balance sheets.

     The Company does not provide any other significant postretirement or postemployment benefits.

7.   COMMITMENTS AND CONTINGENCIES

     RELATED-PARTY TRANSACTION

     In January 1993, the Company entered into a management consulting agreement with a certain stockholder. The agreement, as amended, calls for annual fees of $275 to be paid to the stockholder for providing financial and management consulting services.

     INSURANCE

     The Company participates in self-insured workers' compensation, general liability, and health insurance plans. Reserves are estimated for both reported and unreported claims using industry loss development factors. Revisions to estimated reserves are recorded in the period in which they become known. Estimated self-insurance reserves as of December 31, 1996 and 1995 totaling $4,711 and $3,483, respectively, represent management's best estimate. In the opinion of the Company's management, any future adjustments to estimated reserves will not have a material impact on the financial statements.

     LEASES

     The Company leases certain property, plant, and equipment under operating leases. Minimum future lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

               1997                                        $1,027
               1998                                           936
               1999                                           860
               2000                                           818
               2001                                           818
               Thereafter                                   1,763
                                                           ------
                         Total                             $6,222
                                                           ======

     Total rent expense for all operating leases was $3,811, $3,249, and $2,928 in 1996, 1995, and 1994, respectively.

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with seven senior executives for terms expiring December 31, 1997. The agreements provide for severance, up to the longer of the remaining term of the agreement or one year, for termination of employment for any reason other than good cause.

     LITIGATION

     The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company's financial position, liquidity, or results of operations.

8.   ACQUISITIONS AND INVESTMENT IN JOINT VENTURE

     ACQUISITION

     On November 26, 1996, the Company acquired certain assets of the Liberty, North Carolina facility of American Modular Technologies ("AMT") for $2,037 which approximated the fair value of the assets acquired. The transaction was accounted for as a purchase. The financial statements include the operating results of AMT from the date of acquisition. AMT provides specialty modular building structures, primarily for the retail petroleum industry.

     JOINT VENTURE

     In August 1995, the Company entered into a joint venture with China Renaissance Industries, L.P. to pursue the manufacture and sale of metal building systems in the People's Republic of China ("PRC") and certain countries in Southeast Asia (the "Joint Venture"). The Company has a 30% interest in the Joint Venture and exclusively licensed to the Joint Venture on a royalty-free basis the right to use certain elements of the Company's technology. The Company will receive a technology license fee of $1,500, of which it received $750 during 1995. The Joint Venture completed construction of its initial manufacturing facility in the PRC during October 1996. At December 31, 1996 and 1995, the Company had $3,840 and $900, respectively, invested in the Joint Venture.

9.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       1996
                                        ----------------------------------
                                          FIRST   SECOND   THIRD    FOURTH
                                         QUARTER  QUARTER QUARTER  QUARTER
                                        --------- ------- -------- --------

Net sales                               $48,180   $66,302 $78,171  $81,300
Operating income                          1,849     5,690   5,917    6,926
Interest (income) expense                  (175)        2     164      152
Net income                                1,245     3,499   3,537    4,166
Net income per common and common
   equivalent share                        0.19      0.56    0.61     0.74


                                                      1995
                                      -------------------------------------
                                       First    Second   Third     Fourth
                                      Quarter  Quarter  Quarter   Quarter
                                      -------- -------- -------- ----------
Net sales                             $62,298  $67,769  $80,182  $71,201
Operating income                        4,518    6,396    8,024    7,857
Interest expense (income)                  85       (9)     (92)    (159)
Net income                              2,748    3,970    4,938    5,934(1)
Net income per common and common
   equivalent share                      0.42     0.61     0.75     0.90(1)

     (1) During the fourth quarter 1995, the Company's valuation allowance on net operating loss carryforwards was eliminated, which had the effect of reducing income tax expense and therefore increasing net income by $1,005, or $.15 per share.

                  The accompanying notes are an integral part
                        of these consolidated statements.



                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)


                                                          Additions
                                           Balance at      Charged                         Balance
                                           Beginning     to Costs and                        at
        Fiscal Year Ended                   of Year        Expense       Deductions*     End of Year
        -----------------                  ----------    ------------    -----------     -----------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts            $2,589         $1,667         ($311)           $3,345
                                             ------         ------         -----            ------
YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts            $1,768         $1,577         ($756)           $2,589
                                             ------         ------         -----            ------
YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts            $1,230         $1,136         ($598)           $1,768
                                             ------         ------         -----            ------



  *Charges to the allowance for purposes for which the allowance was created.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
      Not applicable.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------
Directors

      The information set forth under the caption Proposal No. 1 - Election of Directors in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

      See "Part I - Executive Officers of the Company."

ITEM 11.    EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
      The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
--------------------------------------------------------------------------------
      The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
      The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K
--------------------------------------------------------------------------------
(a)   DOCUMENT LIST

1.    Financial Statements

      The financial statements of the Company filed herewith are set forth in
Part II, Item 8 of this Report.

2.    Financial Statement Schedules

      The following financial statement schedule and opinion thereon are filed as a part of this Report:

      Schedule II - Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.    Exhibits Required by Securities and Exchange Commission Regulation S-K

      (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.2, 10.22, 10.25, 10.26, 10.27, 10.34, 10.35, 10.36, 10.37, 10.38, 10.39 and 10.46 are management contracts, compensatory plans or arrangements):

Exhibit No.    Description
-----------    -----------

3.1            Restated Certificate of Incorporation, as amended.*

3.2            Amended and Restated By-laws.*

4.             Form of Common Stock Certificate.*

10.1           Subscription Agreement, dated November 9, 1992, between Robert T.
               Ammerman and the Company.*

10.2           Stock Option Agreement, dated November 9, 1992, between Robert T.
               Ammerman and the Company, as amended.*

10.3 Amended and Restated Registration Rights Agreement, dated as of January 19, 1993, among the Company and certain of the Company's stockholders.*

10.4 Management Agreement, dated as of January 19, 1993, between the Company and Sterling Ventures Limited, as amended.*

10.5 Loan and Security Agreement, dated as of January 19, 1993, among the Company, as Borrower, StanChart Business Credit, Inc. and Continental Bank N.A., as Lenders, and StanChart Business Credit, Inc., as Agent for the Lenders.*

10.6 Amendment No. 1 to Loan and Security Agreement dated as of May 6, 1994, among the Company, LaSalle Business Credit, Inc. (successor-in- interest to StanChart Business Credit, Inc.), Continental Bank, N.A. and LaSalle Business Credit, Inc., as Agent for the Lenders.**

10.7 Amendment No. 2 to Loan and Security Agreement dated as of December 6, 1994, among LaSalle Business Credit, Inc. (successor-in- interest to StanChart Business Credit, Inc.), Bank of America Illinois (successor-in-interest to Continental Bank, N.A.) and LaSalle Business Credit Inc., as Agent for the Lenders.***

10.8 Guaranty and Security Agreements, dated as of January 19 1993, made by ABC Transportation Company and ABC Brokerage Co. in favor of StanChart Business Credit, Inc.*

10.9 Pledge and Security Agreement, dated as of January 19, 1993, made by the Company in favor of StanChart Business Credit, Inc.*

10.10 Pledge and Security Agreement, dated as of January 19, 1993, made by ABC Transportation Company in favor of the StanChart Business Credit, Inc.*

10.11 Patent Collateral Security Agreement, Patent Assignment of Security and Special Power of Attorney, dated as of January 19, 1993, between the Company and StanChart Business Credit, Inc.*

10.12 Net True Lease Agreement, dated September 22, 1986, between ABC Transportation Company and PACCAR Leasing Corporation and related Schedules.*

10.13 Master Maintenance Agreement between ABC Transportation Company and Eufaula Trucking Company.*

10.14 Term Lease Master Agreement, dated June 11, 1984, between American Buildings Company and IBM Credit Corporation and related Lease Supplements and Schedules.*

10.15 Commercial Building Lease, dated February 1, 1992, between USX Corporation and Polymer Coil Coaters, Inc. relating to Fairfield, Alabama leased real property.*

10.16 Commercial Building Lease, dated April 1, 1992, between USX Corporation and Polymer Coil Coaters, Inc., relating to Fairfield, Alabama leased real property.*

10.17 Commercial Building Lease, dated April 17, 1985, between USX Corporation and Polymer Coil Coaters, Inc., relating to Fairfield, Alabama leased property.*

10.18          Form of Spectrum Software License Agreement.*

10.19          Form of Builder Agreement.*

10.20          Form of Roofing Contractor Agreement.*

10.21          Form of Indemnity Agreement.*

10.22          1994 Stock Option Plan.*

10.23          Form of Stock Option Agreement under 1994 Stock Option Plan.*

10.24          Stock Option Plan for Non-Employee Directors.***

10.25          Incentive Bonus Plan.*

10.26          Management Security Plan.*

10.27          Form of Non-Plan Stock Option Agreement.*

10.28 Industrial Development Authority of Mecklenburg County, Virginia Purchase Contract dated November 22, 1994, with the Company and Merchant Capital Corporation.***

10.29 Loan Agreement between Industrial Development Authority of Mecklenburg County, Virginia and the Company dated December 1, 1994.***

10.30          Form of Note (included in Loan Agreement).***

10.31 Remarketing Agreement dated as of December 1, 1994, among the Company, Merchant Capital Corporation, NationsBank of Virginia, N.A. and the Industrial Development Authority of Mecklenburg County, Virginia.***

10.32 Indenture of Trust between Industrial Development Authority of Mecklenburg County, Virginia and NationsBank of Virginia, N.A., as Trustee.***

10.33 Pledge Agreement, dated as of December 1, 1994, between the Company and LaSalle National Bank.***

10.34 Employment Agreement, dated as of October 21, 1994, between the Company and Robert T. Ammerman.***

10.35 Employment Agreement, dated as of October 21, 1994, between the Company and Joel R. Voelkert.***

10.36 Employment Agreement, dated as of October 21, 1994, between the Company and Roy L. Smith.***

10.37 Employment Agreement, dated as of October 21, 1994, between the Company and Barry L. Milling.***

10.38 Employment Agreement, dated as of October 21, 1994, between the Company and William R. Buchholz.***

10.39 Amendment No. 3 to Loan and Security Agreement, dated May 10, 1995, between the Company and LaSalle Business Credit, Inc.****

10.40 Second Amended and Restated Loan Note, dated May 10, 1995, in principal amount of $35 million.****

10.41 Mortgage Modification Agreement, dated May 10, 1995, between the Company and LaSalle Business Credit, Inc.****

10.42 Limited Partnership Agreement of American Buildings Company Asia, L.P., dated August 15, 1995.*****

10.43 Technology License Agreement between American Buildings Company Asia, L.P. and American Buildings Company International, Inc., dated August 15, 1995.*****

10.44 Amendment No. 2 to Management Agreement, dated as of October 11, 1995, between the Company and Sterling Ventures Limited.******

10.45 Acquisition Agreement among AMT/Beaman Corporation, American Modular Technologies, LLC and Beaman Corporation, dated as of November 26, 1996.

10.46 Employment Agreement, dated as of November 27, 1996, between the Company and Joseph M. Grigelevich, Jr.

10.47          Description of Shareholder Value Added Plan

11             Computation of Earnings Per Share.

21             Subsidiaries of the Company.*

23.1           Consent of Arthur Andersen LLP.

               (b)            Reports on Form 8-K.

                              No reports on Form 8-K were filed from October 1, 1996 through December 31, 1996.

               (c)            Exhibits.
                              See (a)(3) above.

27.            Financial Data Schedule


----------------------

 * Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 33-76054).

** Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the period ended September 30, 1994.

   *** Incorporated by reference to Exhibits to the Annual Report on Form 10-K for the year ended December 31, 1994.

  **** Incorporated by reference to Exhibits to the Registration Statement on Form S-3 (Registration No. 33-94082).

 ***** Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the period ended September 30, 1995.

****** Incorporated by reference to Exhibits to the Annual Report on Form 10-K for the period ended December 31, 1995.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN BUILDINGS COMPANY

                              By:   /s/ ROBERT T. AMMERMAN
                                    -------------------------------------
                                    Robert T. Ammerman,
                                    President and Chief Executive Officer

March 24, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                     Title                         Date
      ---------                     -----                         ----

/s/ ROBERT T. AMMERMAN
------------------------------      President, Chief Executive    March 24, 1997
Robert T. Ammerman                  Officer and Director


/s/ R. CHARLES BLACKMON, JR.
------------------------------      Executive Vice President -    March 24, 1997
R. Charles Blackmon, Jr.            Chief Financial Officer
                                    (principal financial
                                    officer)

/s/ ANNE M. SAVAGE
------------------------------      Controller (principal         March 24, 1997
Anne M. Savage                      accounting officer)


/s/ WILLIAM L. SELDEN
------------------------------      Chairman of the Board         March 24, 1997
William L. Selden                   and Director


/s/ HAROLD LEVY
------------------------------      Director                      March 24, 1997
Harold Levy


/s/ DOUGLAS L. NEWHOUSE
------------------------------      Director                     March 24, 1997
Douglas L. Newhouse


------------------------------      Director                      March 24, 1997
Ralph Saul

      Signature                     Title                         Date
      ---------                     -----                         ----

/s/ ROBERT F. SHAPIRO
------------------------------      Director                      March 24, 1997
Robert F. Shapiro

/s/ KENDRICK WILSON, III
------------------------------      Director                      March 24, 1997
Kendrick Wilson, III