Form 10-Q
period 1997-03-31
AMERICAN BUILDINGS CO /DE/
filed 1997-05-13
CIK 799208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


            [ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] Transition Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


             For the transition period from _________ to __________


                         Commission File Number 0-23688



                           AMERICAN BUILDINGS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                     63-0931058
  -------------------------------                    ----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                    Identification Number)



                      P.O. BOX 800
                    STATE DOCKS ROAD
                    EUFAULA, ALABAMA                         36027
         ---------------------------------------           ----------
         (Address of principal executive offices)          (Zip Code)



                                 (334) 687-2032
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: MAY 6, 1997 -- 5,316,243 SHARES.

================================================================================

                                      INDEX


                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES



                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS (Unaudited)

           Condensed Consolidated Balance Sheets --
             March 31, 1997 and December 31, 1996 .................       2

           Condensed Consolidated Statements of Income --
             Three months ended March 31, 1997 and 1996 ...........       3

           Condensed Consolidated Statements of Cash Flows --
             Three months ended March 31, 1997 and 1996 ...........       4

           Notes to Condensed Consolidated Financial Statements ...       5


   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ..................       8


PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .......................      11

                          AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS)

                                                                     MARCH 31,      DECEMBER 31,
                                                                       1997            1996
                                                                  --------------   -------------
                                                                    (UNAUDITED)
                               ASSETS
CURRENT ASSETS:
   Cash .........................................................     $     0        $      0
   Accounts receivable, net of allowance for doubtful accounts
     of $3,434 and $3,345 in 1997 and 1996, respectively.........      28,317          36,332
   Inventories ..................................................      20,871          19,823
   Other ........................................................       4,799           4,417
                                                                      -------        --------
     Total current assets .......................................      53,987          60,572

PROPERTY, PLANT AND EQUIPMENT, AT COST ..........................      74,498          71,880
   Less accumulated depreciation ................................      39,811          38,686
                                                                      -------        --------
                                                                       34,687          33,194

RESTRICTED CASH .................................................         400             466

DEFERRED INCOME TAXES ...........................................       1,313           1,313

OTHER ASSETS, NET ...............................................       6,808           6,425
                                                                      -------        --------
     TOTAL ASSETS ...............................................     $97,195        $101,970
                                                                      =======        ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt .........................     $ 1,048        $  1,051
   Accounts payable .............................................      21,720          32,306
   Accrued liabilities ..........................................      12,793          12,137
   Accrued income taxes .........................................         746           1,368
                                                                      -------        --------
     Total current liabilities ..................................      36,307          46,862

LONG-TERM DEBT, NET OF CURRENT MATURITIES .......................      15,022          10,872
OTHER NONCURRENT LIABILITIES ....................................       2,841           2,770

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 4,000 shares authorized,
     no shares issued and outstanding in 1997 and 1996 ..........        --              --
   Common stock, $.01 par value; 25,000 shares authorized,
     6,317 shares and 6,312 shares issued at March 31, 1997
     and December 31, 1996, respectively ........................          63              63
   Additional paid-in capital ...................................      31,093          31,049
   Retained earnings ............................................      38,400          36,885
                                                                      -------        --------
                                                                       69,556          67,997
   Less-Treasury stock, at cost (1,001 shares at
     March 31, 1997 and December 31, 1996) ......................     (26,531)        (26,531)
                                                                      -------        --------
     Total stockholders' equity .................................      43,025          41,466
                                                                      -------        --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................     $97,195        $101,970
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

                  AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------
                                                           1997         1996
                                                         -------      -------
NET SALES .........................................      $57,604      $48,180
COSTS AND EXPENSES:
   Cost of sales ..................................       48,843       40,688
   Selling, general, and administrative ...........        6,071        5,643
                                                         -------      -------
                                                          54,914       46,331

OPERATING INCOME ..................................        2,690        1,849

INTEREST EXPENSE (INCOME) .........................          225         (175)
                                                         -------      -------

INCOME BEFORE PROVISION FOR INCOME TAXES ..........        2,465        2,024

PROVISION  FOR INCOME TAXES .......................          950          779
                                                         -------      -------

NET INCOME ........................................      $ 1,515      $ 1,245
                                                         =======      =======
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE ................................      $   .27      $   .19
                                                         =======      =======
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING ........        5,666        6,533
                                                         =======      =======


           See notes to condensed consolidated financial statements.

                             AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                            (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              -----------------------
                                                                                1997          1996
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................     $  1,515      $  1,245
                                                                              --------      --------
   Adjustments to reconcile net income to net cash used for operating activities:
          Depreciation and amortization .................................        1,202         1,058
          Changes in assets and liabilitites:
             Accounts receivable, net ...................................        8,015         6,568
             Inventories ................................................       (1,048)         (447)
             Accounts payable ...........................................      (10,586)       (5,589)
             Accrued liabilities and taxes ..............................           34        (2,208)
             Other working capital changes ..............................         (382)       (2,788)
             Other, net .................................................         (392)         (166)
                                                                              --------      --------
                Total adjustments .......................................       (3,157)       (3,572)
                                                                              --------      --------
                Net cash used for operating activities ..................       (1,642)       (2,327)
                                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash ..........................................           66         2,944
   Investment in China Joint Venture ....................................         --          (1,500)
   Proceeds from sales of fixed assets ..................................         --              30
   Proceeds from sales of nonoperating property, net ....................         --             947
   Additions to property, plant, and equipment ..........................       (2,618)       (2,117)
                                                                              --------      --------
                Net cash (used for) provided by investing activities.....       (2,552)          304
                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in revolving credit facility, net ............................        4,150          --
   Proceeds from issuance of common stock, net of issuance costs ........           44            90
   Purchase of treasury stock ...........................................         --          (2,516)
                                                                              --------      --------
                Net cash provided by (used for) financing activities.....        4,194        (2,426)
                                                                              --------      --------
NET DECREASE IN CASH ....................................................         --          (4,449)

CASH AT BEGINNING OF PERIOD .............................................         --          17,100
                                                                              --------      --------
CASH AT END OF PERIOD ...................................................     $   --        $ 12,651
                                                                              ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest ...............................................     $    220      $    107
                                                                              ========      ========
   Cash paid for income taxes ...........................................     $  1,562      $  1,332
                                                                              ========      ========


                      See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. The accounting policies continue unchanged from December 31, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


2.   Inventories consisted of the following :

                                         MARCH 31,         DECEMBER 31,
                                           1997               1996
                                         ---------         ------------

Raw materials                             $17,011             $17,151
Work in process                             3,417               2,862
Finished goods                                695                 357
                                          -------             -------
                                          $21,123             $20,370
Allowance to state
Inventories at LIFO cost                     (252)               (547)
                                          =======             =======
                                          $20,871             $19,823
                                          =======             =======

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             (UNAUDITED) - CONTINUED

3. Included in accrued liabilities are estimated insurance claims for the self-insured portion of workers' compensation, property, casualty and health insurance plans totaling $6,104 and $4,711 at March 31, 1997 and December 31, 1996, respectively.

4. On December 7, 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate which averaged 3.5% for the first quarter of 1997, compared to 3.6% for the first quarter of 1996. Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature December 1, 2004 and are subject to mandatory sinking fund redemption of $970 per year and are subject to mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure. The balance of the IDA bonds, including current portion, was $7,760 at March 31, 1997 and December 31, 1996.

     The unused proceeds from this transaction are classified as Restricted Cash on the Condensed Consolidated Balance Sheets. The balance in the restricted cash account is reduced as capital expenditures are made related to the Virginia plant. This balance was $400 as of March 31, 1997 and $466 as of December 31, 1996. These funds are invested in highly liquid short-term investments.

5. On March 24, 1997, the Company and its lender amended its revolving credit facility to lower the interest rate to the banks reference rate (which is generally equivalent to the prime rate) or LIBOR plus 2% and to reduce certain other fees associated with this facility. All cash received by the Company is immediately applied against the outstanding balance of the Revolver. The Loan Agreement, as currently in effect, provides the Company with a $33,000 revolving credit facility. At March 31, 1997 and December 31, 1996 borrowings under the Revolver were $8,128 and $3,963, respectively.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             (UNAUDITED) - CONTINUED

6.   During the first quarter of 1997, the Financial Accounting Standards Board
     (FASB) issued Statement 128, Earnings per Share. This statement sets out new guidelines for the calculation and presentation of earnings per share. The following table represents a reconciliation of basic and diluted weighted average shares and a pro forma calculation of earnings per share using the guidelines of SFAS # 128.


                                                                               FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
----------------------------------------------------------------------------------------------------
(000 omitted except per share data)                                              1997          1996
----------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                                        5,316         6,179

ADD:  Shares of common stock assumed issued upon exercise of stock options using the "Treasury Stock" method as it applies to the
computation of diluted earnings per share.                                         350           354
                                                                                ------         -----
Diluted weighted average shares outstanding                                      5,666         6,533
                                                                                ======         =====

Net earning used in the computation of basic and diluted earnings per
share                                                                           $1,515         $1,245
                                                                                ======         ======

Earnings per share:

    Basic                                                                       $  .29         $  .20
                                                                                ======         ======

    Diluted                                                                     $  .27         $ .19
                                                                                ======         ======
-----------------------------------------------------------------------------------------------------


                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1997

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties, and factors include, but are not limited to, industry cyclicality, fluctuations in customer demand and order patterns, the seasonal nature of the business, changes in pricing or other actions by competitors, and general economic conditions as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

Net sales for the quarter ended March 31, 1997 increased 20% to $57.6 million from $48.2 million in the same period a year ago. Gross margins decreased to 15.2% in the current quarter compared to 15.6% in the corresponding quarter of 1996 primarily due to slightly higher labor and burden costs. Backlog at March 31, 1997 increased 22% to approximately $89.9 million from $73.7 million at March 31, 1996. Backlog has increased by approximately 12.5% since the end of 1996. Selling, general and administrative expenses increased by 7.6% to $6.1 million in the first quarter of 1997 from $5.6 million in the first quarter of 1996. The increase is primarily the result of the acquisition of American Modular Technologies in November 1996, combined with higher commission costs and certain other volume-related costs resulting from the higher sales volume in the first quarter of 1997. As a percent of net sales, these expenses were 10.5% in 1997 compared to 11.7% in the first quarter of 1996. Operating income improved 45% to $2.7 million in the first quarter of 1997 compared to $1.8 million in the same quarter of 1996. The Company had net interest expense for the quarter ended March 31, 1997 of $.2 million compared to net interest income of $.2 for the comparable period in 1996. This increase in interest expense resulted primarily from the Company having borrowings on its Revolver during the current quarter compared to no such borrowings during the corresponding period of last year. Additionally, the Company is earning less interest income on Restricted Cash as the balance is reduced from its March 31, 1996 level. Net income for the current quarter increased 22% to $1.5 million from $1.2 million in the first quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, bank borrowings and sales of its debt and equity securities.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

Net cash used for operations was $1.6 million in the first quarter of 1997 compared to $2.3 million in the first quarter of 1996. The improvement for 1997 resulted primarily from improved earnings and a decreased working capital investment compared to a year ago.

Net cash (used for) provided by investing activities was ($2.6) million for the three months ended March 31, 1997 compared to $.3 million for the three months ended March 31, 1996. In the 1997 period, primarily all investing activities were for additions to property, plant and equipment. In the 1996 period, the Company applied $2.9 million of the proceeds of the Industrial Revenue Bonds which were included in Restricted Cash at the beginning of the year to the capital expenditures made for the Virginia manufacturing facility. This amount exceeded total capital expenditures of $2.1 million for the quarter as part of it represented a drawdown of the restricted cash balance for expenditures made in late 1995. The Company also increased its investment in its joint venture in the People's Republic of China by $1.5 million during the first quarter of 1996. Net cash provided by (used for) financing activities was $4.2 million for the quarter ended March 31, 1997 compared to ($2.4) million for the quarter ended March 31, 1996. In 1997, this was primarily the result of new borrowings under its Revolver. In 1996, this was primarily the result of the repurchase in the open market of 110,000 shares of the Company's common stock pursuant to the Board of Directors authorization made on October 3, 1995 to repurchase up to 300,000 shares of the Company's Common Stock in the open market. The repurchase was made from excess cash on hand.

The Company currently has budgeted an aggregate of $6.0 million for capital expenditures in 1997, consisting of $1.1 million to complete the Virginia manufacturing facility and Eufaula office expansion projects and $4.9 million primarily for machinery and equipment at its other existing facilities. The Company expects to be able to fund these expenditures from cash provided by operations, borrowings under its revolving credit facility and, in the case of its Virginia facility, the remaining proceeds from IDA Bonds. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

At March 31, 1997, the Company's outstanding debt (including current portion) was $16.1 million, primarily consisting of $7.8 million of Industrial Revenue Bonds which are subject to mandatory sinking fund requirements of approximately $1.0 million per year through December 1, 2004 and $8.1 million of borrowings outstanding under the Company's revolving credit facility under which it may borrow up to $25 million. At December 31, 1996, the Company's outstanding debt (including current portion) was $11.9 million which consisted of $7.8 million of Industrial Revenue Bonds and $4.0 million of borrowings under its revolving credit facility.

The Company's Loan and Security Agreement (the "Revolver") was amended on March 24, 1997. Changes included in the amendment were that interest rates and certain fees associated with the facility were reduced. The Loan Agreement, as currently in effect, provides the Company with a $33.0 million revolving credit facility. The Revolver expires on January 31, 1999 and is automatically renewable for successive one year periods unless terminated by the Company or the bank. Borrowings under the Revolver are subject to certain borrowing base limitations based on eligible accounts receivable and

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

inventory less amounts outstanding under letters of credit. Loans under the Revolver bear interest at a rate equal to, at the option of the Company, either
(i) the sum of two percent plus the interest rate in the London interbank market for loans in an amount substantially equal to the amount of the borrowing and for the period of the borrowing selected by the Company or (ii) the bank's reference rate (which is generally equivalent to the prime rate). In addition, the Company is required to pay a fee of 0.25% per year for the unused amount under the Revolver and a 1.25% fee per annum on the average undrawn face amount of letters of credit. Up to $13.0 million of the Revolver at any one time outstanding is available for the issuance of letters of credit. At March 31, 1997 there were $10.9 million of outstanding letters of credit, including a $7.9 million letter of credit in favor of the Trustee for the IDA bonds. The Revolver is secured by substantially all the assets of the Company. The amount of the Revolver is reduced each year by approximately $1.0 million in conjunction with the Company's annual repayment of approximately $1.0 million of IDA Bonds so that the total available facility, once the IDA Bonds are repaid, will be $25.0 million.

The Loan Agreement limits the Company's ability to incur indebtedness, to create or incur liens or assets, to pay dividends and to purchase or redeem the Company's stock. In addition, the Loan Agreement requires that the Company meet certain financial tests, and provides the bank with the right to require the payment of all amounts outstanding under the Loan Agreement if a change in control of the Company occurs.

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

                                   AMERICAN BUILDINGS COMPANY


Date  May 6, 1997                  /s/ ROBERT T. AMMERMAN
      ------------                 ------------------------------
                                   Robert T. Ammerman
                                   Chief Executive Officer


Date  May 6, 1997                  /s/ R. CHARLES BLACKMON, JR.
      ------------                 ------------------------------
                                       R. Charles Blackmon, Jr.
                                       Executive Vice President,
                                       Chief Financial Officer

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10.1 Amendment No. 4 to Loan and Security Agreement, entered into as of March 24, 1997, by and among American Buildings Company and LaSalle Business Credit, Inc., as agent for itself and the various other financial institutions which may become parties to the Loan Agreement.


          10.2 Guaranty, dated March 18, 1997, made by AMT/Bearmam Corporation in favor of LaSalle Business Credit, Inc., as agent.

          11.  Computation of Earnings Per Share

          27.  Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.