Form 10-Q
period 1997-06-30
AMERICAN BUILDINGS CO /DE/
filed 1997-08-11
CIK 799208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q


            [ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AUGUST 4, 1997 - 5,277,373 SHARES.

================================================================================

                                      INDEX

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                                                                     PAGE NUMBER
                                                                     -----------
PART  1. Financial Information

   ITEM  1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets--
               June 30, 1997 and December 31, 1996 ...................    2

             Condensed Consolidated Statements of Income--
               Three months ended June 30, 1997 and 1996;
               Six months ended June 30, 1997 and 1996 ...............    3

             Condensed Consolidated Statements of Cash Flows--
               Six months ended June 30, 1997 and 1996 ...............    4

             Notes to Condensed Consolidated Financial Statements ....    5


   ITEM  2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................    8

PART II. Other Information

   ITEM  4.  Submission of matters to a Vote of Security Holders .....   12

   ITEM  6.  Exhibits and Reports on Form 8-K ........................   12



                             AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                           (In Thousands)

                                                                                    JUNE 30,   DECEMBER 31,
                                                                                      1997        1996
                                                                                   ---------    --------
                                                                                  (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
   Cash .......................................................................     $      0    $      0
   Accounts receivable, net of allowance for doubtful
     accounts of $3,751 and $3,345 in 1997 and 1996, respectively .............       35,721      36,332
   Inventories ................................................................       20,104      19,823
   Other ......................................................................        4,112       4,417
                                                                                    --------    --------
         Total current assets .................................................       59,937      60,572

PROPERTY, PLANT AND EQUIPMENT, at cost ........................................       76,259      71,880
   Less accumulated depreciation ..............................................       40,940      38,686
                                                                                    --------    --------
                                                                                      35,319      33,194

RESTRICTED CASH ...............................................................          347         466

DEFERRED INCOME TAXES .........................................................        1,313       1,313

OTHER ASSETS, net .............................................................        6,980       6,425
                                                                                    --------    --------
         TOTAL ASSETS .........................................................     $103,896    $101,970
                                                                                    ========    ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt .......................................     $  1,040    $  1,051
   Accounts payable ...........................................................       25,850      32,306
   Accrued liabilities ........................................................       14,190      12,137
   Accrued income taxes .......................................................          956       1,368
                                                                                    --------    --------
         Total current liabilities ............................................       42,036      46,862

LONG-TERM DEBT, net of current maturities .....................................       12,520      10,872
OTHER NONCURRENT LIABILITIES ..................................................        2,925       2,770

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 4,000 shares authorized,
     no shares issued and outstanding in 1997 and 1996 ........................         --          --
   Common stock, $.01 par value; 25,000 shares authorized,
     6,327 shares and 6,312 shares issued
     at June 30, 1997 and December 31, 1996, respectively .....................           63          63
   Additional paid-in capital .................................................       31,209      31,049
   Retained earnings ..........................................................       42,757      36,885
                                                                                    --------    --------
                                                                                      74,029      67,997
   Less-Treasury stock, at cost (1,040 and 1,001 shares at
     June 30, 1997 and December 31, 1996, respectively) .......................      (27,614)    (26,531)
                                                                                    --------    --------
         Total stockholders' equity ...........................................       46,415      41,466
                                                                                    --------    --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $103,896    $101,970
                                                                                    ========    ========


           See notes to condensed consolidated financial statements.



                                            AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            (UNAUDITED)

                                             (In Thousands, Except Per Share Amounts)



                                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                  JUNE 30,                     JUNE 30,
                                                                           ---------------------      ------------------------
                                                                             1997          1996         1997            1996
                                                                           -------       -------      --------        --------
NET SALES ..............................................................   $78,509       $66,302      $136,113        $114,482
COSTS AND EXPENSES:
   Cost of sales .......................................................    64,231        54,707       113,074          95,395
   Selling, general, and administrative ................................     6,928         5,905        12,999          11,548
                                                                           -------       -------      --------        --------
                                                                            71,159        60,612       126,073         106,943

OPERATING INCOME .......................................................     7,350         5,690        10,040           7,539

INTEREST EXPENSE (INCOME) ..............................................       266             2           491            (173)
                                                                           -------       -------      --------        --------
INCOME BEFORE PROVISION FOR INCOME TAXES ...............................     7,084         5,688         9,549           7,712

PROVISION  FOR INCOME TAXES ............................................     2,727         2,189         3,677           2,968
                                                                           -------       -------      --------        --------
NET INCOME .............................................................   $ 4,357       $ 3,499      $  5,872        $  4,744
                                                                           =======       =======      ========        ========


NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE ......................   $   .77       $   .56      $   1.04        $    .74
                                                                           =======       =======      ========        ========

WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES OUTSTANDING ..............................     5,658         6,248         5,661           6,391
                                                                           =======       =======      ========        ========

           See notes to condensed consolidated financial statements.



                                  AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (UNAUDITED)

                                                (In Thousands)



                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                          ---------------------
                                                                                            1997          1996
                                                                                          -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................................     $ 5,872       $  4,744
                                                                                          -------       --------
   Adjustments to reconcile net income to net cash provided by
      (used for) operating activities:
          Depreciation and amortization .............................................       2,409          2,116
          Changes in assets and liabilitites:
             Accounts receivable, net ...............................................         611         (2,102)
             Inventories ............................................................        (281)        (1,056)
             Accounts payable .......................................................      (6,456)         2,231
             Accrued liabilities and taxes ..........................................       1,641         (3,516)
             Other working capital changes ..........................................         305         (1,853)
             Other, net .............................................................         (69)        (1,152)
                                                                                          -------       --------
                Total adjustments ...................................................      (1,840)        (5,332)
                                                                                          -------       --------
                Net cash provided by (used for) operating activities ................       4,032           (588)
                                                                                          -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash ......................................................         119          3,015
   Investment in China Joint Venture ................................................        (525)        (2,460)
   Proceeds from sales of fixed assets ..............................................         --              30
   Net proceeds from sales of nonoperating property .................................         --             947
   Additions to property, plant, and equipment ......................................      (4,379)        (4,681)
                                                                                          -------       --------
                Net cash used for investing activities ..............................      (4,785)        (3,149)
                                                                                          -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net changes in revolving credit facility .........................................       1,676          3,363
   Proceeds from issuance of common stock, net of issuance costs ....................         160            654
   Purchase of treasury stock .......................................................      (1,083)       (17,380)
                                                                                          -------       --------
                Net cash provided by (used for) financing activities ................         753        (13,363)
                                                                                          -------       --------
NET DECREASE IN CASH ................................................................        --          (17,100)

CASH AT BEGINNING OF PERIOD .........................................................        --           17,100
                                                                                          -------       --------
CASH AT END OF PERIOD ...............................................................     $  --         $   --
                                                                                          =======       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest ...........................................................     $   495       $    208
                                                                                          =======       ========
   Cash paid for income taxes .......................................................     $ 4,114       $  3,343
                                                                                          =======       ========


           See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and cash flows for the three and six months ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. The accounting policies continue unchanged from December 31, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


2.       Inventories consisted of the following :

                                           JUNE 30,          DECEMBER 31,
                                             1997                1996
                                           -------           ------------

           Raw materials ...............  $16,316              $17,151
           Work in process .............    3,419                2,862
           Finished goods ..............      915                  357
                                          -------              -------
                                          $20,650              $20,370

           Allowance to state
           Inventories at LIFO cost ....     (546)                (547)
                                          =======              =======
                                          $20,104              $19,823
                                          =======              =======

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             (UNAUDITED) - CONTINUED

3. Included in accrued liabilities are estimated insurance claims for the self-insured portion of workers' compensation, property, casualty and health insurance plans totaling $6,176 and $4,711 at June 30, 1997 and December 31, 1996, respectively.

4. On December 7, 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate which averaged 4.1% and 3.8% for the second quarter and first half of 1997, respectively, compared to 3.9% and 3.8% for the second quarter and first half of 1996, respectively. Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature December 1, 2004 and are subject to mandatory sinking fund redemption of $970 per year and are subject to mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure. The balance of the IDA bonds, including current portion, was $7,760 at June 30, 1997 and December 31, 1996.

     The unused proceeds from this transaction are classified as Restricted Cash on the Condensed Consolidated Balance Sheets. The balance in the restricted cash account is reduced as capital expenditures are made related to the Virginia plant. This balance was $347 as of June 30, 1997 and $466 as of December 31, 1996. These funds are invested in highly liquid short-term investments.

5. On March 24, 1997, the Company and its lender amended its revolving credit facility to lower the interest rate to the banks reference rate (which is generally equivalent to the prime rate) or LIBOR plus 2% and to reduce certain other fees associated with this facility. All cash received by the Company is immediately applied against the outstanding balance of the Revolver. The Loan Agreement, as currently in effect, provides the Company with a $33,000 revolving credit facility. At June 30, 1997 and December 31, 1996 borrowings under the Revolver were $5,639 and $3,963, respectively.

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


                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                  JUNE 30,
-----------------------------------------------------------------------------------------------------
(000 omitted except per share data)                        1997        1996        1997         1996
-----------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding .............   5,305        5,869       5,310        6,024

ADD: Shares of common stock assumed issued upon
     exercise of stock options using the
     "treasury stock" method as it applies to
     the computation of diluted earnings
     per share.........................................     353          379         351          367
                                                         ------       ------      ------       ------
Diluted weighted average shares outstanding ...........   5,658        6,248       5,661        6,391
                                                         ======       ======      ======       ======

Net earnings used in the computation of basic and
diluted earnings per share ............................  $4,357       $3,499      $5,872       $4,744
                                                         ======       ======      ======       ======
Earnings per share:

    Basic .............................................  $  .82       $  .60      $ 1.11       $  .79
                                                         ======       ======      ======       ======

    Diluted ...........................................  $  .77       $  .56      $ 1.04       $  .74
                                                         ======       ======      ======       ======

------------------------------------------------------------------------------------------------------


                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  JUNE 30, 1997

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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

Net sales for the quarter ended June 30, 1997 increased 18% to $78.5 million from $66.3 million in the same period a year ago. Gross margins improved to 18.2% in the current quarter from 17.5% in the corresponding quarter of 1996 primarily as a result of improved selling prices. Backlog at June 30, 1997 was $99.6 million, up 25% from its December 31, 1996 level and up 6% over backlog at June 30, 1996. Selling, general and administrative expenses increased by 17% to $6.9 million in the second quarter of 1997 from $5.9 million in the second quarter of 1996 but have decreased slightly as a percent of sales. The increase in selling, general and administrative expense arose from higher sales commissions due to the higher volume, general and administrative expenses of the recently formed Residential and Light Commercial division and American Modular Technologies division, which was acquired in November 1996. Operating income increased 29% to $7.4 million in the second quarter of 1997 compared to $5.7 million in the second quarter of 1996. The Company had interest expense of $.3 million for the second quarter of 1997 compared to a negligible amount in the corresponding quarter of last year. This increase in interest expense resulted primarily from the Company having higher borrowings on its Revolver. Additionally, the Company earned less interest income on Restricted Cash as the balance was reduced from its June 30, 1996 level as a result of capital expenditures made for its Virginia manufacturing facility. Net income for the current quarter was $4.4 million compared to $3.5 million in the second quarter of last year.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Net sales for the six months ended June 30, 1997 increased 19% to $136.1 million from $114.5 million in the first half of 1996. Gross margins increased to 16.9% from 16.7% in the comparable period of 1996 primarily as a result of improved margins in the backlog coming into and during the current year.

Operating income in the first half of 1997 increased 33% to $10.0 million from $7.5 million for the same period last year. Net interest for the first six months of 1997 was expense of $.5 million compared to net interest income of $.2 million in the first half of 1996. This increase in interest expense resulted from higher Revolver borrowings during the 1997 period and a lower restricted cash balance on which the Company earns interest income. Net income for the first six months of 1997 increased to $5.9 million from $4.7 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, bank borrowings and sales of its debt and equity securities.

Net cash provided by (used for) operating activities was $4.0 million in the first half of 1997 compared to ($.6) million in the first half of 1996. The increase for 1997 resulted primarily from increased operating income and a decrease in the Company's investment in working capital.

Net cash used for investing activities was $4.8 million for the six months ended June 30, 1997 compared to $3.1 million for the six months ended June 30, 1996. In the 1997 period, the Company invested $4.4 million in additions to property, plant and equipment, increased its investment in its joint venture in the People's Republic of China by $.5 million, bringing its total capital investment in the joint venture to $4.4 million, and applied $.1 million of the proceeds of the Industrial Revenue Bonds, which were included in restricted cash at the beginning of the year, to the capital expenditures made for the Virginia manufacturing facility. In the 1996 period, the Company applied $3.0 million of the proceeds of the Industrial Revenue Bonds to the capital expenditures made for the Virginia manufacturing facility. The Company also increased its investment in its joint venture in the People's Republic of China by $2.5 million during the first half of 1996 and spent $4.7 million in additions to plant, property and equipment.

Net cash provided by (used for) financing activities was $.8 million for the six months ended June 30, 1997 compared to ($13.4) million for the six months ended June 30, 1996. In 1997, this was primarily the net result of Revolver borrowings of $1.7 million and treasury stock purchases of $1.1 million for 39,000 shares of the Company's Common Stock pursuant to the Board of Directors' authorization to purchase up to 1.3 million shares. In 1996, this was primarily the result of $17.4 million of repurchases

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

in the open market of 634,500 shares of the Company's Common Stock. These repurchases were made from excess cash on hand and proceeds from the revolver.

The Company currently has budgeted an aggregate of $6.0 million for capital expenditures in 1997, consisting of $1.1 million to complete the Virginia manufacturing facility and Eufaula office expansion projects and $4.9 million primarily for machinery and equipment at its other facilities. The Company expects to be able to fund these expenditures from cash provided by operations, borrowings under its revolving credit facility and, in the case of its Virginia facility, the remaining proceeds from IDA Bonds. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

At June 30, 1997, the Company's outstanding debt (including current portion) was $13.6 million, primarily consisting of $7.8 million of Industrial Revenue Bonds which are subject to mandatory sinking fund requirements of approximately $1.0 million per year through December 1, 2004 and $5.6 million of borrowings outstanding under the Company's revolving credit facility under which it may borrow up to $25 million. At December 31, 1996, the Company's outstanding debt (including current portion) was $11.9 million which consisted of $7.8 million of Industrial Revenue Bonds and $4.0 million of borrowings under its revolving credit facility.

The Company's Loan and Security Agreement (the "Revolver") was amended on March 24, 1997. Changes included in the amendment were that interest rates and certain fees associated with the facility were reduced. The Loan Agreement, as currently in effect, provides the Company with a $33.0 million revolving credit facility. The Revolver expires on January 31, 1999 and is automatically renewable for successive one year periods unless terminated by the Company or the bank. Borrowings under the Revolver are subject to certain borrowing base limitations based on eligible accounts receivable and inventory less amounts outstanding under letters of credit. Loans under the Revolver bear interest at a rate equal to, at the option of the Company, either (i) the sum of two percent plus the interest rate in the London interbank market for loans in an amount substantially equal to the amount of the borrowing and for the period of the borrowing selected by the Company or (ii) the bank's reference rate (which is generally equivalent to the prime rate). In addition, the Company is required to pay a fee of 0.25% per year for the unused amount under the Revolver and a 1.25% fee per annum on the average undrawn face amount of letters of credit. Up to $13.0 million of the Revolver at any one time outstanding is available for the issuance of letters of credit. At June 30, 1997 there were $10.9 million of outstanding letters of credit, including a $7.9 million letter of credit in favor of the Trustee for the IDA bonds. The Revolver is secured by substantially all the assets of the Company. The amount of the Revolver is reduced each year by approximately $1.0 million in conjunction with the Company's annual repayment of approximately $1.0 million of IDA Bonds so that the total available facility, once the IDA Bonds are repaid, will be $25.0 million.

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

The Company has been authorized by its Board of Directors to repurchase up to
1.3 million shares of its Common Stock in the open market. At June 30, 1997 and August 1, 1997, the Company had repurchased 1,039,500 and 1,050,500 of these shares, respectively.

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

                          PART II -- OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     a.       The Annual Meeting of Stockholders was held on April 29, 1997.

     b.       Not Applicable.

     c. (i) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulations:

                                                    Votes For    Votes Withheld
                                                    ---------    --------------
                 Robert T. Ammerman .............   5,167,973        213,200
                 William L. Selden ..............   5,169,423        211,750
                 Harold Levy ....................   5,169,423        211,750
                 Douglas L. Newhouse ............   5,169,423        211,750
                 Ralph S. Saul ..................   5,169,423        211,750
                 Robert F. Shapiro ..............   5,169,423        211,750
                 Kendrick R. Wilson, III ........   5,167,973        213,200

       (ii) In addition to the election of directors, a proposal to amend the American Buildings Company 1994 Stock Option Plan to increase the number of shares of Common stock which may be issued thereunder from 480,000 shares to 580,000 shares was approved, with 4,146,821 shares voted in favor, 720,367 voted against, 363,183 shares abstained and 150,802 broker non votes.

     d.      Not Applicable.


ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

             11.0   Computation of Earnings Per Share
             27.0   Financial Data Schedule

     (b) The Company did not file any reports on form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN  BUILDINGS  COMPANY


Date  August 5, 1997                  /s/ ROBERT T. AMMERMAN
      --------------                  -----------------------------------
                                      Robert T. Ammerman
                                      Chief Executive Officer


Date  August 5, 1997                  /s/ R. CHARLES BLACKMON, JR.
      --------------                  -----------------------------------
                                      R. Charles Blackmon, Jr.
                                      Executive Vice President,
                                      Chief Financial Officer