Form 10-Q
period 1997-09-30
AMERICAN BUILDINGS CO /DE/
filed 1997-11-13
CIK 799208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q

                                    --------

           [X] Quarterly Report Pursuant To Section 13 or 15(d) of The
                     Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       OR

           [ ] Transition Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

            For the transition period from _________ to __________

                         Commission File Number 0-23688
                                                -------

                           AMERICAN BUILDINGS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    DELAWARE                            63-0931058
         -------------------------------          ---------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)          Identification Number)


                                  P.O. BOX 800
                                STATE DOCKS ROAD
                             EUFAULA, ALABAMA 36027
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (334) 687-2032
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: NOVEMBER 7, 1997 - 5,262,099 SHARES.

================================================================================

                                      INDEX

                 AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                                                                        Page
                                                                       Number
                                                                       -------
PART  1.    Financial Information

  ITEM  1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets-
              September 30, 1997 and December 31, 1996 ................   2

            Condensed Consolidated Statements of Income-
              Three months ended September 30, 1997 and 1996;
              Nine months ended September 30, 1997 and 1996 ...........   3

            Condensed Consolidated Statements of Cash Flows-
              Nine months ended September 30, 1997 and 1996 ...........   4

            Notes to Condensed Consolidated Financial Statements.......   5

  ITEM  2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................   8

PART II.    Other Information

  ITEM  5.  Other Information .........................................  12

  ITEM  6.  Exhibits and Reports on Form 8-K ..........................  12


                          AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                         (In Thousands)

                                                                   September 30,  December 31,
                                                                       1997          1996
                                                                   -------------  ------------
                                                                    (Unaudited)
                           ASSETS
CURRENT ASSETS:
   Cash ........................................................    $      0       $      0
   Accounts receivable, net of allowance for doubtful
     accounts of $3,903 and $3,345 in 1997 and 1996,
     respectively ..............................................      38,778         36,332
   Inventories .................................................      21,651         19,823
   Other .......................................................       6,731          4,417
                                                                    --------       --------
     Total current assets ......................................      67,160         60,572

PROPERTY, PLANT AND EQUIPMENT, at cost .........................      78,585         71,880
   Less accumulated depreciation ...............................      42,068         38,686
                                                                    --------       --------
                                                                      36,517         33,194

RESTRICTED CASH ................................................           0            466

DEFERRED INCOME TAXES ..........................................       1,313          1,313

OTHER ASSETS, net ..............................................       6,947          6,425
                                                                    --------       --------
     TOTAL ASSETS ..............................................    $111,937       $101,970
                                                                    ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current maturities of long-term debt ........................    $  1,251       $  1,051
   Accounts payable ............................................      30,563         32,306
   Accrued liabilities .........................................      17,792         12,137
   Accrued income taxes ........................................         851          1,368
                                                                    --------       --------
     Total current liabilities .................................      50,457         46,862

LONG-TERM DEBT, net of current maturities ......................       7,718         10,872
OTHER NONCURRENT LIABILITIES ...................................       2,995          2,770

STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value; 4,000 shares authorized,
     no shares issued and outstanding in 1997 and 1996 .........        --             --
   Common stock, $.01 par value; 25,000 shares authorized,
     6,331 shares and 6,312 shares issued at September 30, 1997
     and December 31, 1996, respectively .......................          63             63
   Additional paid-in capital ..................................      31,241         31,049
   Retained earnings ...........................................      47,566         36,885
                                                                    --------       --------
                                                                      78,870         67,997

   Less-Treasury stock, at cost (1,057 and 1,001 shares at
     September 30, 1997 and December 31, 1996, respectively) ...     (28,103)       (26,531)
                                                                    --------       --------
     Total stockholders' equity ................................      50,767         41,466
                                                                    --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................    $111,937       $101,970
                                                                    ========       ========

See notes to condensed consolidated financial statements.



                        AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                        (UNAUDITED)

                         (In Thousands, Except Per Share Amounts)


                                               Three months ended     Nine months ended
                                                  September 30,          September 30,
                                              -------------------    --------------------
                                               1997        1996        1997        1996
                                              -------     -------    --------    --------
NET SALES ...............................     $84,888     $78,171    $221,001    $192,653
 COSTS AND EXPENSES:
   Cost of sales ........................      69,632      65,979     182,706     161,374
   Selling, general, and administrative .       7,306       6,275      20,305      17,823
                                              -------     -------    --------    --------
                                               76,938      72,254     203,011     179,197
OPERATING INCOME ........................       7,950       5,917      17,990      13,456

INTEREST EXPENSE (INCOME) ...............         131         164         622          (9)
                                              -------     -------    --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES        7,819       5,753      17,368      13,465

PROVISION  FOR INCOME TAXES .............       3,010       2,216       6,687       5,184
                                              -------     -------    --------    --------
NET INCOME ..............................     $ 4,809     $ 3,537    $ 10,681    $  8,281
                                              =======     =======    ========    ========
NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE ......................     $   .85     $   .61    $   1.89    $   1.34
                                              =======     =======    ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING ...........................       5,648       5,788       5,658       6,186
                                              =======     =======    ========    ========

See notes to condensed consolidated financial statements.


                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                  (In Thousands)

                                                                     Nine months ended
                                                                       September 30,
                                                                   --------------------
                                                                     1997        1996
                                                                   --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................   $ 10,681     $ 8,281
                                                                   --------     -------
   Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ........................      3,615       3,174
          Changes in assets and liabilitites:
             Accounts receivable, net ..........................     (2,446)     (5,110)
             Inventories .......................................     (1,828)     (1,698)
             Accounts payable ..................................     (1,743)      4,706
             Accrued liabilities and taxes .....................      5,138        (952)
             Other working capital changes .....................     (2,314)       (742)
             Other, net ........................................         (5)        102
                                                                   --------     -------
                Total adjustments ..............................        417        (520)
                                                                   --------     -------
                Net cash provided by operating activities ......     11,098       7,761
                                                                   --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash .................................        466       3,442
   Investment in China Joint Venture ...........................       (525)     (2,940)
   Proceeds from sales of fixed assets .........................       --            30
   Net proceeds from sales of nonoperating property ............       --           947
   Additions to property, plant, and equipment .................     (6,705)     (6,221)
                                                                   --------     -------
                Net cash used for investing activities .........     (6,764)     (4,742)
                                                                   --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net changes in revolving credit facility ....................     (3,503)      4,674
   Net proceeds from long-term debt ............................        549        --
   Proceeds from issuance of common stock, net of issuance costs        192         667
   Purchase of treasury stock ..................................     (1,572)    (25,460)
                                                                   --------     -------
                Net cash used for financing activities .........     (4,334)    (20,119)
                                                                   --------     -------
NET DECREASE IN CASH ...........................................       --       (17,100)

CASH AT BEGINNING OF PERIOD ....................................       --        17,100
                                                                   --------     -------
CASH AT END OF PERIOD ..........................................   $   --       $  --
                                                                   ========     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest ......................................   $    669     $   344
                                                                   ========     =======
   Cash paid for income taxes ..................................   $  7,360     $ 6,000
                                                                   ========     =======

See notes to condensed consolidated financial statements.

                 AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and cash flows for the three and nine months ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ended December 31, 1997. The accounting policies continue unchanged from December 31, 1996. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


2.   Inventories consisted of the following :

                                    SEPTEMBER 30,    DECEMBER 31,
                                         1997            1996
                                    -------------    ------------
        Raw materials .............    $17,863          $17,151
        Work in process ...........      3,713            2,862
        Finished goods ............        774              357
                                       -------          -------
                                        22,350           20,370

       Allowance to state
       inventories  at  LIFO
         cost .....................       (699)            (547)
                                       -------          -------
                                       $21,651          $19,823
                                       =======          =======

3. Included in accrued liabilities are estimated insurance claims for the self-insured portion of workers' compensation, property, casualty and health insurance plans totaling $7,851 and $4,711 at September 30, 1997 and December 31, 1996, respectively.

                 AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             (UNAUDITED) - CONTINUED

4. On December 7, 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate which averaged 3.8% and 3.8% for the third quarter and first three quarters of 1997, respectively, compared to 3.6% and 3.7% for the third quarter and first three quarters of 1996, respectively. Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature December 1, 2004 and are subject to mandatory sinking fund redemption of $970 per year and are subject to mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure. The balance of the IDA bonds, including current portion, was $7,760 at September 30, 1997 and December 31, 1996.

     The unused proceeds from this transaction are classified as Restricted Cash on the Condensed Consolidated Balance Sheets. The balance in the restricted cash account is reduced as capital expenditures are made related to the Virginia plant. As of September 30, 1997 all remaining proceeds had been applied to such expenditures.

5. On March 24, 1997, the Company and its lender amended its revolving credit facility to lower the interest rate to the banks reference rate (which is generally equivalent to the prime rate) or LIBOR plus 2% and to reduce certain other fees associated with this facility. All cash received by the Company is immediately applied against the outstanding balance of the Revolver. The Loan Agreement, as currently in effect, provides the Company with a $33,000 revolving credit facility. At September 30, 1997 and December 31, 1996 borrowings under the Revolver were $460 and $3,963, respectively.

6.   During the first quarter of 1997, the Financial Accounting Standards Board
     (FASB) issued Statement 128, Earnings per Share. This statement sets out new guidelines for the calculation and presentation of earnings per share. The following table represents a reconciliation of basic and diluted weighted average shares and a pro forma calculation of earnings per share using the guidelines of Statement 128.

                 AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             (UNAUDITED) - CONTINUED

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                           ------------------ ------------------
(000 omitted except per share data)          1997      1996     1997       1996
                                           --------  -------- --------  --------
Basic weighted average shares
outstanding ............................     5,280     5,450     5,829     5,300

ADD: Shares of common stock
  assumed issued upon exercise of
  stock options using the "treasury
  stock" method as it applies to the
  computation of diluted earnings per
  share ................................       368       338       358       357
                                            ------    ------   -------    ------

Diluted weighted average shares
  outstanding ..........................     5,648     5,788     5,658     6,186
                                            ======    ======   =======    ======

Net earnings used in the
  computation of basic and diluted
  earnings per share ...................    $4,809    $3,537   $10,681    $8,281
                                            ======    ======   =======    ======
Earnings per share:

   Basic ...............................    $  .91    $  .65   $  2.02    $ 1.42
                                            ======    ======   =======    ======

   Diluted .............................    $  .85    $  .61   $  1.89    $ 1.34
                                            ======    ======   =======    ======


7. On October 24, 1997, the Company signed a definitive agreement to acquire substantially all the assets and certain liabilities of the Windsor Door Division of United Dominion Industries of Charlotte, North Carolina for a purchase price of $60 million. Windsor Door primarily manufactures steel sectional upward acting doors for residential and commercial applications. The Agreement requires closing no later than December 15, 1997. The transaction will be accounted for using the purchase method of accounting and therefore the financial statements of the Company will include the results of Windsor Door from the date of acquisition. The Company is pursuing negotiations with a group of lenders to increase its credit facility to finance this acquisition.

                 AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1997

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

Net sales for the quarter ended September 30, 1997 increased 9% to $84.9 million from $78.2 million in the same period a year ago. Gross margins were 18.0% in the current quarter compared to 15.6% in the corresponding quarter of 1996 primarily due to improved selling prices. Backlog at September 30, 1997 was $110.8 million, up 39% from its December 31, 1996 level and up 20% over backlog at September 30, 1996. Selling, general and administrative expenses increased by 16% to $7.3 million in the third quarter of 1997 from $6.3 million in the third quarter of 1996. The increase in selling, general and administrative expense arose from higher sales commissions due to the higher volume, general and administrative expenses of the recently formed Residential and Light Commercial division and American Modular Technologies division, which was acquired in November 1996. Operating income increased 34% to $8.0 million in the third quarter of 1997 compared to $5.9 million in the third quarter of 1996. The Company had net interest expense for the quarter ended September 30, 1997 of $.1 million compared to interest expense of $.2 million for the comparable period in 1996. Net income for the quarter ended September 30, 1997 increased 36% to $4.8 million compared to $3.5 million for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net sales for the nine months ended September 30, 1997 increased 15% to $221.0 million from $192.7 million in the same period of 1996. Gross margins increased to 17.3% from 16.2% a year ago as a result of the same factors described in the discussion of the current quarter results. Operating income for the first nine months of 1997 increased 34% to $18.0 million from $13.5 million in the same period last year. The Company had net interest expense for the nine months ended September 30, 1997 of $.6 million

                 AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

compared to negligible interest income for the comparable period in 1996. This increase in interest expense resulted from higher Revolver borrowings during the 1997 period and a lower restricted cash balance on which the Company earned interest income for the nine month periods of both years. Net income for the first nine months of 1997 increased 29% to $10.7 million from $8.3 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, bank borrowings and sales of its debt and equity securities.

Net cash provided by operations was $11.1 million in the first nine months of 1997 compared to $7.8 million in the comparable period of 1996. The increase for 1997 resulted primarily from improved operating income and working capital management.

Net cash used for investing activities was $6.8 million for the nine months ended September 30, 1997 and $4.7 million for the nine months ended September 30, 1996. In the 1997 period, the Company applied $.5 million of the proceeds of the Industrial Revenue Bonds which were included in restricted cash at the beginning of the year to the capital expenditures made for the Virginia manufacturing facility. The Company also increased its investment in its joint venture in the People's Republic of China by $.5 million during the first nine months of 1997, bringing its total capital investment in the joint venture to $4.4 million. Additions to plant, property and equipment totaled $6.7 million for the first nine months of 1997. In the 1996 period, the Company applied $3.4 million of the proceeds of the Industrial Revenue Bonds to the capital expenditures made for the Virginia manufacturing facility, invested $2.9 million in its joint venture in the People's Republic of China and spent $6.2 million on additions to plant, property and equipment.

Net cash used for financing activities was $4.3 million for the nine months ended September 30, 1997 and $20.1 million for the nine months ended September 30, 1996. In 1997, this was primarily the net result of Revolver repayments of $3.5 million and treasury stock purchases of $1.6 million for 56,000 shares of the Company's Common Stock pursuant to the Board of Directors' authorization to purchase up to 1.3 million shares. The repurchases and the revolver repayments were made from cash from operating activities. In the 1996 period, this was primarily the result of $25.5 million of repurchases in the open market of 954,500 shares of the Company's Common Stock. The repurchase was made from excess cash on hand and borrowings under the Revolver. The Company had net borrowings of $4.7 million under its revolving credit facility during the first nine months of 1996.

                 AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

The Company had budgeted an aggregate of approximately $6.5 million for capital expenditures in 1997, consisting of $1.1 million to complete the Virginia manufacturing facility and Eufaula office expansion projects and $5.4 million primarily for machinery and equipment at its other facilities. Through the first nine months of 1997, approximately $5.5 million had been spent. In July, 1997, the Board of Directors of the Company authorized a $6.0 million capital program to implement an enterprise resource planning business system and upgrade the Company's technical systems, portions of which are used by customers as well as by Company personnel. This systems project is expected to take approximately two and a half years to complete. Capital expenditures for this project through September 30, 1997 were approximately $1.2 million. The Company expects to be able to fund these expenditures from cash provided by operations and borrowings under its revolving credit facility. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

At September 30, 1997, the Company's outstanding debt (including current portion) was $9.0 million, primarily consisting of $7.8 million of Industrial Revenue Bonds which are subject to mandatory sinking fund requirements of approximately $1.0 million per year through December 1, 2004, $.5 million of borrowings outstanding under the Company's revolving credit facility under which it may borrow up to $25 million and approximately $.7 million of an Installment Payment Agreement which the Company entered into for a three year period beginning July 1, 1997. At December 31, 1996, the Company's outstanding debt (including current portion) was $11.9 million which consisted primarily of $7.8 million of Industrial Revenue Bonds and $4.0 million of borrowings under its revolving credit facility.

The Company's Loan and Security Agreement (the "Revolver") was amended on March 24, 1997. Changes included in the amendment were that interest rates and certain fees associated with the facility were reduced. The Loan Agreement, as currently in effect, provides the Company with a $33.0 million revolving credit facility. The Revolver expires on January 31, 1999 and is automatically renewable for successive one year periods unless terminated by the Company or the bank. Borrowings under the Revolver are subject to certain borrowing base limitations based on eligible accounts receivable and inventory less amounts outstanding under letters of credit. Loans under the Revolver bear interest at a rate equal to, at the option of the Company, either (i) the sum of two percent plus the interest rate in the London interbank market for loans in an amount substantially equal to the amount of the borrowing and for the period of the borrowing selected by the Company or (ii) the bank's reference rate (which is generally equivalent to the prime rate). In addition, the Company is required to pay a fee of 0.25% per year for the unused amount under the Revolver and a 1.25% fee per annum on the average undrawn face amount of letters of credit. Up to $13.0 million of the Revolver at any one time outstanding is available for the issuance of letters of credit. At September 30, 1997 there were $10.6 million of outstanding letters of credit, including a $7.9 million letter of credit in favor of the Trustee for the IDA bonds. The Revolver is secured by substantially all the assets of the Company. The amount of the Revolver is reduced each year by approximately $1.0 million in conjunction with the Company's annual repayment

                 AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

of approximately $1.0 million of IDA Bonds so that the total available facility, once the IDA Bonds are repaid, will be $25.0 million. The Loan Agreement limits the Company's ability to incur indebtedness, to create or incur liens or assets, to pay dividends and to purchase or redeem the Company's stock. In addition, the Loan Agreement requires that the Company meet certain financial tests, and provides the bank with the right to require the payment of all amounts outstanding under the Loan Agreement if a change in control of the Company occurs.

The Company has been authorized by its Board of Directors to repurchase up to
1.3 million shares of its Common Stock in the open market. At September 30, 1997 and November 9, 1997, the Company had repurchased 1,056,500 of these shares.

On October 24, 1997 the Company signed a definitive agreement to acquire substantially all the assets and certain liabilities of the Windsor Door Division of United Dominion Industries of Charlotte, North Carolina for a purchase price of $60 million. Windsor Door primarily manufactures steel sectional upward acting doors for residential and commercial applications. The closing, which is subject to customary closing conditions, is required by the Agreement to occur no later than December 15, 1997. The Company is seeking to increase its credit facility to finance this acquisition. (See Note 7 to the Condensed Consolidated Financial Statements.) There can be no assurance that the acquisition will be consummated on these terms, on different terms, or at all.

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

                           PART II - OTHER INFORMATION

ITEM 5.     Other Information

            On October 24, 1997, the Company signed a definitive agreement to acquire substantially all the assets and certain liabilities of the Windsor Door Division of United Dominion Industries of Charlotte, North Carolina for a purchase price of $60 million. Windsor Door primarily manufactures steel sectional upward acting doors for residential and commercial applications. The Agreement requires closing no later than December 15, 1997. The transaction will be accounted for using the purchase method of accounting and therefore the financial statements of the Company will include the results of Windsor Door from the date of acquisition. The Company is pursuing negotiations with a group of lenders to increase its credit facility to finance this acquisition.

ITEM 6.     Exhibits and Reports on Form 8-K

              (a.)  Exhibits

                     2.0 Agreement of Purchase and Sale of Assets dated as of October 24, 1997 by and between Windsor Door, Inc., as Purchaser and United Dominion Industries, Inc. & WCGD, Inc., as Seller.

                    11.0   Computation of Earnings Per Share

                    27.0   Financial Data Schedule

              (b) The Company did not file any reports on form 8-K during the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AMERICAN BUILDINGS COMPANY

Date   November 12, 1997               /s/ ROBERT T. AMMERMAN
                                           ---------------------------------
                                           Robert T. Ammerman
                                           Chief Executive Officer



Date   November 12, 1997               /s/ R. CHARLES BLACKMON, JR.
                                           ---------------------------------
                                           R. Charles Blackmon, Jr.
                                           Executive Vice President,
                                           Chief Financial Officer