Form 10-K
period 1997-12-31
AMERICAN BUILDINGS CO /DE/
filed 1998-03-25
CIK 799208

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                         COMMISSION FILE NUMBER 0-23688

                             ----------------------

                           AMERICAN BUILDINGS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             ----------------------

          DELAWARE                                               63-0931058
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                  1150 State Docks Road, Eufaula, Alabama 36027
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (334) 687-2032
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                             ----------------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $152,873,340 as of the close of business on March 16, 1998.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 16, 1998 was 5,275,087.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 28, 1998, are incorporated by reference into Part III of this Report.

================================================================================

ITEM 1. BUSINESS

     American Buildings Company ("ABC" or the "Company") is a diversified manufacturer and marketer of construction products and services for non-residential and residential applications. The Company designs, manufactures and sells metal building systems, which consist of structural framing and wall and roof panels, for industrial, commercial and institutional markets. The Company's metal building systems are generally custom-designed to meet the specific needs of the end-user and to allow for easy on-site assembly by builders and independent erectors. The Company's metal building systems average approximately 12,300 square feet in size, although the Company frequently provides larger buildings of up to one million square feet or more. The Company markets its metal building systems nationwide through approximately 1,120 authorized builder/dealers. ABC has capitalized on its extensive builder/dealer network and engineering expertise to expand into the emerging metal roofing market. The Company has a separate roofing products' sales, engineering and customer service organization, which markets and sells the Company's roofing products to its builder/dealer network and approximately 375 preferred roofing contractors. The Company also provides specialty engineering services for large, complex building structures, manufactures and markets mini-warehouses to serve the growing self-storage market and secondary building components to serve the Company's builder/dealers and roofers as well as the general construction industry, and paints steel coils. In addition, the Company manufactures and markets steel sectional upward acting doors for residential and commercial applications, as well as modular structures and residential steel framing systems. The Company also operates an ICC-licensed trucking subsidiary. ABC markets its products and services throughout North America and in selected international countries. The Company derived 95.0% and 89.5% of its respective 1996 and 1997 net sales from the sale of metal building systems and roofing and architectural products and secondary building components.

INDUSTRY OVERVIEW

     Since the inception of the metal buildings industry in the 1940s, metal building systems have become a highly accepted method of construction for low-rise, non-residential structures, such as factories, warehouses, distribution centers, athletic and event centers, office buildings, retail establishments, banks and schools. Based upon information reported by the Metal Building Manufacturers Association ("MBMA"), an industry trade association, metal building systems accounted, on a square footage basis, for approximately 70% of low-rise, non-residential structures of up to 150,000 square feet constructed in 1997, compared to 65% in 1995 and 54% in 1987. The Company believes the cost of the metal building system generally represents approximately 15% of the total cost of constructing the building. In 1996, the non-residential market for metal buildings consisted primarily of three distinct markets: (1) commercial buildings, which accounted for approximately 35% of metal building systems industry sales; (2) manufacturing buildings, which accounted for approximately 41% of such industry sales; and (3) institutional buildings and other categories, which in the aggregate accounted for approximately 24% of such industry sales.

     Industry demand for metal building systems is cyclical and highly sensitive to overall economic conditions, dependent to a large degree upon the level of non-residential construction activity, the availability of financing for construction projects, interest rates and other factors that affect the construction industry. According to information reported by the MBMA, metal buildings industry sales increased from approximately $1.0 billion in 1982 to approximately $1.7 billion in 1989, but subsequently declined to approximately $1.3 billion in 1991. Demand in the metal buildings industry was flat in 1992 at approximately $1.3 billion, but increased to approximately $1.5 billion in 1993, $1.9 billion in 1994, $2.2 billion in 1995, $2.3 billion in 1996 and $2.5 billion in 1997.(1) The decline in industry volume during 1990 and 1991 and flatness during 1992 adversely impacted all manufacturers, and caused a number of them to close manufacturing facilities. The five largest manufacturers of metal buildings in the United States, including ABC, collectively accounted for approximately 69% of 1996 industry sales and approximately 68% of 1997 industry sales reported to the MBMA; the balance of the manufacturers are predominantly small or regional competitors.

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

     Short Construction Time. In many instances, it takes less time to construct a metal building system in comparison to other building types, in part due to the fact that a contractor can prepare the building site while the manufacturer designs and manufactures the building

----------

(1) The market share information of ABC in the metal buildings industry (which is measured in terms of sales dollars shipped (as opposed to sales orders received)) and sales information for the metal buildings industry, including the total market and the market share and sales information for competitors of the Company, included herein are derived solely from data reported by the MBMA, an industry trade association, in February 1998. The Company believes that the 32 manufacturers of metal building systems who are currently members of and report information to the MBMA represent approximately 90% of the total industry sales. The sales data which the Company reports to the MBMA, and on which the Company's metal buildings industry market share information included herein is based, consist of sales of the Company's Construction Products Group (which are referred to herein collectively as "the Company's metal buildings industry sales"). In 1996 the Company created a Construction Products Group, which consists of the Company's metal buildings systems, roofing, self storage, heavy fabrication, components and international divisions.

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

     In addition to metal building systems, some metal building systems companies have targeted the non-residential roofing business as an opportunity to expand the applications of their base product. The development of the standing seam roof as an alternative to the traditional through-fastened metal roof and long life panel finishes have accelerated the growth of this market by providing the industry with a product to market as a replacement for built-up and single-ply roofs or as a retrofit over those roofs. Although the upfront costs of a metal roof are 20-25% greater than those of roofs constructed with more traditional materials, ABC believes that the cost savings over the 20-year life of the metal roof exceed 10% per year due to energy efficiencies and lower maintenance requirements. According to the National Roofing Contractors Association, the market for non-residential roofing in 1996 was approximately $13.9 billion, divided between retrofit roofing (approximately $10.7 billion) and new roofing (approximately $3.2 billion).(2) Metal roofing in 1996 accounted for approximately 3.1% of the total non-residential roofing market.

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

     Strong National Builder/Dealer Network. The Company has established, and continues to enhance, its strong builder/dealer network. ABC focuses on attracting design/build and negotiating contractors, which typically have higher margins than bid-oriented general contractors. In 1996 and 1997, ABC added 184 and 152 builders, respectively, to its builder/dealer network and dropped 198 poorly performing builders in aggregate during these years. In 1996 and 1997, the 184 new builders and 152 new builders accounted for approximately 9% and 7%, respectively, of the Company's metal buildings industry sales. The Company believes that its product mix, which includes roofing and architectural products and its specialty engineering group responsible for the design of large, complex buildings, as well as its national accounts program, which focuses on developing business from large, frequent builders of metal building systems and relationships with major engineering, architectural and construction firms, will assist ABC in attracting and retaining the industry's highest caliber builders as well as establishing relationships with large frequent purchasers of metal building systems. The Company's relationship with its builder/dealers and preferred roofing contractors is non-exclusive.

     Technology Design Leadership. In 1991 the Company introduced Spectrum, a personal computer-based proprietary design, estimating and ordering software system which allows a builder to rapidly design projects and produce complete cost data and computer generated drawings for most of the Company's metal building systems. The Company believes that Spectrum's ease of use provides a competitive edge to ABC's builders. Approximately 95% of

----------

(2) The sales information for the roofing industry is derived from data published by the National Roofing Contractors Association ("NRCA"), an industry trade association, in April 1997, which compiles information from roofing contractors and makes certain extrapolations to determine the total market. The NRCA has informed the Company that it does not expect to publish 1997 data until mid-April 1998. The Company does not, and believes other metal buildings systems manufacturers do not, report roofing sales to the NRCA.

the Company's builders are currently trained and licensed to use Spectrum. Based upon the success of Spectrum, the Company introduced Summit, a personal computer-based proprietary design, estimating and ordering software system specifically designed for the metal roofing market, in April 1994. Approximately 80% of the Company's preferred roofing contractors are currently trained and licensed to use Summit. The Company intends to continue to enhance its technology to improve its ability to accurately and competitively price the Company's products and use this competitive strength to recruit new builders.

     Expansion of Non-Residential Metal Roofing Business. The Company has focused on expanding its roofing and architectural products business to take advantage of the rapid growth and acceptance of metal roofing in the $10.7 billion retrofit roofing and $3.2 billion new roofing markets. ABC devotes a separate sales, engineering and customer service organization for the distribution of non-residential roofing products. The Company believes that this division also offers a new product line to its builder/dealer network, and that this product line assists the Company in attracting and retaining the industry's highest quality builders.

     Internal Expansion. ABC opened the initial phase of its manufacturing facility in Virginia in October 1994, and completed this facility in December 1995. Because of the significance of freight and delivery charges to the delivered cost of metal building systems, the Company believes it is advantageous to sell and deliver its products within a 500 mile radius of its manufacturing facilities. The Company believes that locating a facility in Virginia has allowed it to meet increasing demand in the East Coast market while relieving capacity constraints at the Company's Alabama and Illinois facilities, allowing continued growth in the markets supplied by these facilities. In addition, in late 1996 and early 1997 the Company increased the capacity of its Polymer Coil Coaters division by upgrading the line speed.

     Improvement of Manufacturing Efficiency and Productivity. Following the Company's recapitalization in January 1993 (see "--Company History"), the Company implemented a capital expenditure program to improve manufacturing efficiency and productivity. The Company spent $10.3 million in 1995 (including $5.3 million for the expansion of its Virginia facility), $9.3 million during 1996 (including $3.6 million of capital expenditures for its Virginia facility, $2.9 million to increase capacity at its Polymer Coil Coaters division and $2.1 million for office expansion) and $10.0 million during 1997 (including $3.6 million for new technical and business systems) and currently intends to spend $11.6 million during 1998, including $2.0 million for new technical and business systems, with the remainder for new equipment, production controls and other capital expenditures which the Company believes will enhance its overall profitability by improving manufacturing efficiency and productivity, reducing costs and increasing capacity to meet increasing demand. ABC is committed to ongoing reductions in its cost of producing metal building systems in order to increase its sales and market share in the metal buildings industry.

     International Opportunities. The Company intends to pursue international opportunities through export of its products and formation of joint ventures. The Company's joint venture, American Buildings Company Asia, L.P., was formed to pursue the manufacture and sale of metal building systems in The People's Republic of China and certain other countries in Southeast Asia. The Company is also currently marketing its products in Brazil and certain other Latin American countries. See "--International Opportunities."

     Expansion into Related Lines of Business. The Company intends to expand the construction products and services it offers, both through acquisition and internal development. In November 1996, ABC acquired the Liberty, North Carolina manufacturing facility of American Modular Technologies, L.L.C. for the manufacture of modular buildings. In December 1996, the Company formed a new division to pursue the manufacture and marketing of steel framing for the residential market. In December 1997, the Company acquired the Windsor Door division of United Dominion Industries, Inc., the industry's fourth largest producer/marketer of steel sectional upward acting doors for residential and commercial applications. The Windsor Door division also produces rolling steel doors for industrial uses and has a contract manufacturing business specializing in metal stampings.

CUSTOMERS AND DISTRIBUTION NETWORK

     The Company distributes its metal building systems through a nationwide network of approximately 1,120 authorized builder/dealers. ABC markets to builders through a sales force of approximately 45 persons located throughout the United States. The Company currently has an organization of approximately 375 preferred roofing contractors, including approximately 190 builders which are part of the Company's metal building systems builder/dealer network. The Roofing and Components Group primarily markets roofing products and secondary components through a separate sales force of 27 persons to ABC's builder/dealer network, preferred roofing contractors and components customers. In both cases, the Company's engineering, manufacturing and marketing personnel work directly with the builder and contractor to establish job specifications and modifications, determine the appropriate pricing for the Company's products and services, generate drawings and establish production and delivery schedules. The Company's relationship with its builder/dealers and preferred roofing contractors is non-exclusive.

     The Company's authorized builder/dealer organization consists of independent contractors who market ABC products to end-users. These builders usually erect the metal building system on the customer's site, and provide contracting and other ancillary services to the completion of the project. The Company prices its products to the builder, which usually marks up the price to its customer as part of the overall construction arrangement or bid with its customer. The Company focuses on developing relationships with the strongest builders in each market and recruiting design/build and negotiating contractors, which typically have higher margins than bid-oriented general contractors. Before a builder can become an authorized ABC builder, the Company performs a market analysis of the builder's region to determine their market share and position, as well as background and credit checks to ensure that the builder meets ABC's standards. ABC believes the reputation of the builder/general contractor, price and the ability to meet customer specifications and deliver on time are key factors utilized by end-users in selecting among competing metal building systems. Geographic location is also important to customer service, helping ensure reliable delivery and minimizing freight expense. During 1996 and 1997, the Company's largest builder accounted for approximately 1.5% of the Company's total metal building systems sales in both years, while the ten largest builders accounted for approximately 11.3% and 8.0%, respectively, of such sales.

     The Company has written agreements with its authorized builder/dealers which generally grant the builder the non-exclusive right to market the Company's products and are generally cancelable by either party on 90 days' notice (five days in the case of certain specified events). The agreements do not prohibit the builder from marketing metal building systems of other manufacturers, although as a matter of practice most of the Company's builders work only with ABC because of ABC's commitment to its builders. The Company provides its builders with sales and pricing information, design and engineering manuals, drawings and assistance, Spectrum for estimating and quoting jobs, advertising and promotional literature, a full-time customer service representative and training for the builder's personnel. The Company often participates on a limited basis with cooperative advertising arrangements, such as yellow pages advertisements, with its builders. The Company also sponsors periodic builders meetings at which it conducts seminars to assist builders in marketing the Company's products. In 1993, the Company established the Golden Eagle program, designed to recognize and reward the Company's highest caliber, highest volume builders. For these builders, the Company provides special levels of support, including free upgrades on Spectrum, free access to the Company's training seminars, special customer service telephone lines and eligibility for incentive awards. Approximately 215 builders are currently participants in the Golden Eagle program.

     The builder functions as the Company's direct link to the end-user. The Company provides marketing support and engineering resources for its builders and relies upon each builder's knowledge of the local market. The Company believes that its builder relationships give it prompt and cost effective entry into a local market. The metal buildings industry generally has gravitated toward the builder-manufacturer relationship. However, two of the other three largest national manufacturers each has its own construction company, circumventing local builders in the marketplace. This direct approach allows these manufacturers to compete for large projects without involving the services of a local builder. The Company believes that by not forming a construction subsidiary, it has strengthened its relationship with its builders, because it does not compete with them to construct buildings, and has encouraged builders to pursue a relationship with the Company.

     The Company continually seeks to enhance its strong builder/dealer network. The following table sets forth information relating to the total number of the Company's authorized builder/dealers, and the number of builder/dealers added to and terminated from its builder/dealer network, in each of the Company's last three fiscal years:

          Number of
        Builder/Dealers                       1995           1996           1997
        ---------------                       ----           ----           ----

At January 1, .......................          966            983          1,064

Added ...............................          152            184            152

Terminated ..........................          135            103             95
                                               ---          -----          -----

At December 31, .....................          983          1,064          1,121
                                               ===          =====          =====

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

     The Company's Roofing and Components Group's sales force markets metal roofing products and secondary components to both the Company's authorized builder/dealer network and to preferred roofing contractors. The Company believes that roofing contractors are far more likely to be contacted by a building owner when a new roof is needed, and, accordingly, the Company established a network of preferred roofing contractors to market its metal roofs. The Company devotes a separate sales, engineering and customer service organization to the distribution of non-residential roofing products. By having a separate organization whose compensation is tied directly to the sales of roofing products, the Company believes it has created a more motivated work force than if it used its established metal building systems sales organization. As with its metal building systems builder/dealer network, the Company supports its contractors with sales and pricing information, design and engineering manuals, a full-time customer service representative and training for the roofer's personnel.

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

     Windsor Door markets to the residential and non-residential commercial and industrial door market through a network of approximately 300 independent distributors and 29 Company-owned distribution centers. Products include sectional garage doors and rolling steel doors. Windsor also has a contract manufacturing business specializing in steel stampings. These products are sold by an in-house sales force calling on targeted accounts.

     AMT markets convenience stores and canopy systems to the petroleum industry through a network of three sales people calling on the large oil companies and the independents. It relies on long established relationships to be successful in this market. Additionally, AMT sells to the commercial and institutional market through a dedicated group of estimators which sell direct to the end user or to intermediate leasing companies.

DESIGN AND ENGINEERING

     The manufacture and marketing of metal building systems depend significantly upon engineering and design capability and capacity. Metal building systems must be designed to meet end-users' requirements and to satisfy applicable local building codes.

     The Company's metal building systems are typically planned and designed by the builder using Spectrum, which was introduced in 1991 to enhance the productivity of the sales and estimating functions. The Spectrum database, which is periodically updated, includes all local building codes, the Company's products and prices therefor, delivery costs and design features. The Spectrum software system allows a builder to produce complete cost data and computer generated drawings for most of the Company's metal building systems. Spectrum produces purchase order documentation, and supports builders by compiling specification reports, proposals and other sales related documentation designed to support the builder's selling efforts. Since the pricing of the building to the builder is included in the Spectrum software, the calculation of project costs is on-line, thereby eliminating the time consuming process of pricing a building component by component from a catalogue. The system further enables the Company's builder/dealer network to rapidly design projects and allows the Company and its builders to price projects to achieve desired margins. Furthermore, Spectrum provides builders with the flexibility to make modifications to the design of the project and receive instant cost data and project renderings reflecting such changes. Although several of the Company's competitors have also introduced design, estimating and ordering software for use by their builders, the Company believes Spectrum's ease of use provides a competitive edge to ABC's builders. Approximately 95% of ABC's builders are currently trained and licensed to use Spectrum.

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

     The Company has also developed a personal computer-based proprietary design, estimating and ordering software system, Summit, to enhance the productivity of the sales and estimating functions for the metal roofing market. Summit, which the Company introduced in April 1994, operates similarly to Spectrum. Approximately 80% of the Company's preferred roofing contractors are currently trained and licensed to use Summit.

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

     The Windsor Door manufacturing process involves custom built roll formers for door sections and door track production, spring winders and plastic extrusion equipment. Doors are assembled on automated assembly lines. The manufacturing process for metal stampings involves custom dyes used on metal press equipment.

     AMT roll forms certain components of its modular buildings and purchases some parts from outside suppliers. Modular structures, which include not only the structure but most of the interior requirements such as HVAC, plumbing and electrical, are then assembled at the plant site.

     The Company operates 11 manufacturing facilities. Because of the significance of freight and delivery charges to the delivered cost of metal building systems, the Company believes it is advantageous to sell and deliver its products within a 500 mile radius of its manufacturing facilities. Metal building systems and roofing and architectural products are manufactured at the Eufaula, Alabama; El Paso, Illinois; Carson City, Nevada; and La Crosse, Virginia plants. The components division operates out of a leased facility in Birmingham, Alabama. Residential and light commercial metal building systems are manufactured at a leased facility in Atlanta, Georgia. ABC's coil painting plant is located in Birmingham, Alabama. Modular systems are manufactured in Liberty, North Carolina. Doors are manufactured in Little Rock, Arkansas and Olivehurst, California. Metal stampings are manufactured at a leased facility in Little Rock, Arkansas. See "Item 2. Properties."

PRODUCTS AND SERVICES

     The Company conducts its business through 11 operating divisions, Buildings, Roofing, Heavy Fabrication, Self Storage, Components, Polymer Coil Coaters, International, Windsor Door, Modular Buildings, Residential/Light Commercial and Transportation, which are organized by markets. These divisions complement each other through a combination of common distribution channels, common manufacturing facilities or vertical integration of products or services. The Construction Products Group, which consists of the Buildings Group (consisting of the Buildings, Heavy Fabrication, Self Storage and International divisions) and the Roofing and Components Group (consisting of the Roofing and Components divisions) all use as a distribution base the Company's nationwide network of approximately 1,120 authorized builder/dealers, with the Roofing and Components Group expanding from that base to other distribution networks. Products for these Groups are manufactured in the Company's four metal building systems manufacturing facilities. Because the primary structural framing is the most labor intensive portion of the manufacturing process, capacity for roofing and steel component parts exists even when the primary structural lines are operating at full capacity. In addition, the Company has a manufacturing facility devoted solely to the manufacture of components. The Polymer Coil Coaters division paints coils for both the Buildings and the Roofing and Components Groups, and is expected to paint coil for the Windsor Door division. The Modular Buildings division, which was acquired in late November 1996, manufactures and markets modular buildings for the non-residential market. ABC's residential/light commercial division was formed in late 1996 to address the market for residential steel framing. The Windsor Door division produces and markets steel sectional upward acting doors for residential and commercial applications and rolling steel doors for industrial uses and has a contract manufacturing business specializing in metal stampings. The Company intends to use its builder/dealer network to expand the market for the Windsor Door division's door products. The Company also expects to produce roll up doors for the Self Storage division and metal stampings for the Construction Products Group at its Windsor Door facilities. The ABC Transportation division transports raw materials to the Company's manufacturing facilities and delivers finished products to customers throughout the United States.

     BUILDINGS GROUP

     The Buildings Group, which consists of the Buildings, Self Storage, Heavy Fabrication and International divisions, designs, engineers, manufactures and sells metal building systems for the low rise, non-residential construction market. Typical structures include factories, warehouses, distribution facilities, public buildings, schools, churches, healthcare facilities, aircraft hangars, showrooms, office buildings, retailing establishments, self-storage mini-warehouses and numerous other private sector and community purposes. The Company's metal building systems are custom-designed and engineered to meet the specific needs of the end-user and to allow for easy on-site assembly by builders or independent erectors. Each building system is manufactured for a specific customer order. The Company's average order size is $50,200, representing a building of approximately 12,300 square feet in size, although the Company frequently provides larger buildings of up to one million square feet or more.

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

     The Heavy Fabrication division is a specialty engineering group which is responsible for the design of large, complex building structures such as heavy industrial facilities, exhibition halls, athletic and event centers, airplane maintenance facilities and cogeneration and waste-to-energy facilities. This division's design/build approach combines conventional construction techniques and applications with the advantages of the Company's metal building systems to design and engineer large complex buildings. Typically, over one-half of the fabrication for these projects is done by the Company's plants and the balance by outside structural fabricators. Heavy Fabrication's larger projects included two steel mills (one each in Indiana and Illinois) and a fiberboard plant in Arkansas in 1996 and a second steel mill in Indiana, a large aircraft hanger in Georgia and a mining facility in Chile in 1997.

     See "--International Opportunities" for a discussion of the Company's International division.

     ROOFING AND COMPONENTS GROUP

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

     POLYMER COIL COATERS

     The Polymer Coil Coaters division paints steel coils. This division's facility is located in Birmingham, Alabama, adjacent to the U.S. Steel Division of USX Corp.'s plant, providing the Company with substantial cost advantages with respect to services performed for U.S. Steel. Approximately 30%, 25% and 20% of the division's gross sales for 1995, 1996 and 1997, respectively (before intercompany eliminations), were to the U.S. Steel Division for that division's customers who desired painted (as opposed to unpainted) coil. Approximately 43%, 51% and 55% of Polymer Coil Coaters' gross sales for 1995, 1996 and 1997, respectively (before intercompany eliminations), were to the Company and the balance to industrial customers.

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

     TRANSPORTATION

     The ABC Transportation division transports raw materials to the Company's manufacturing plants and delivers finished goods to customers around the United States. This division operates approximately 134 leased truck cabs and approximately 340 leased flatbed trailers. The Company believes that operating its own transport service enhances the quality of services provided by it to its builder/dealer network. This division also transports materials for third party customers. The Company's ABC Transportation subsidiary is an ICC-licensed common carrier, licensed to carry all types of materials other than explosives and household goods.

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

     RESIDENTIAL/LIGHT COMMERCIAL

     The Company formed this division in December 1996 to pursue the residential steel framing market. Although currently fewer than 70,000 of the approximately
1.4 million annual new housing starts have steel framing, steel framing has slowly been making inroads. Steel frames tend to have less price fluctuation than wood and have the inherent characteristics of added strength, particularly important in seismic and high wind areas. Steel frames are also superior to wood frames in areas where there are termites and high humidity.

     WINDSOR DOOR

     In December 1997 the Company acquired substantially all the assets, and assumed certain liabilities, of the Windsor Door division of United Dominion Industries, Inc. The Windsor Door division, headquartered in Little Rock, Arkansas, is the industry's fourth largest producer/marketer of steel sectional upward acting doors for residential and commercial applications. The division also produces rolling steel doors for industrial uses and has a contract manufacturing business specializing in metal stampings. Door products are sold through independent distributors and company-owned distribution centers. The Division operates two plants in Little Rock and a plant in Olivehurst, California, and has 29 Company-owned distribution centers.

     INTERNATIONAL OPPORTUNITIES

     As part of its effort to increase the Company's presence in international markets, in August 1995 ABC and China Renaissance Industries, L.P., a partnership formed to invest in non-listed enterprises in The People's Republic of China, formed a joint venture to pursue the manufacture of metal building systems in the PRC and their sale throughout most of Southeast Asia (the "Territory"). ABC has a 30% interest in the joint venture, and exclusively licensed to the joint venture on a royalty-free basis the right to use certain of ABC's technology to pursue the manufacture and sale of metal building systems in the Territory. The joint venture completed its initial manufacturing facility in the PRC in October 1996. ABC will receive a technology license fee of $1.5 million, of which $750,000 was paid in 1995 and the remainder of which is due in late 1998. ABC invested approximately $4.4 million in the joint venture through the end of 1997 and expects to invest up to an additional $0.1 million in 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Company is currently marketing its products in Asia, Brazil and certain other Latin American countries, and is currently developing a dealer network in Latin America to facilitate its sales there.

SUPPLIERS

     The principal raw material used in the manufacture of the Company's metal buildings, metal roofing, doors and components is steel. Components are fabricated from commonly available steel products produced by mills including bars, plates and cold rolled gauge and galvanized sheeting. In 1997, the Company purchased approximately 47% of its steel requirements from two steel companies, the largest of which accounted for approximately 30% of the Company's steel purchases. Since the steel required for the Company's operations currently is available from a number of domestic and foreign suppliers at competitive prices and the Company has not to date experienced any significant quality or delivery problems with its current suppliers, the Company has not traditionally maintained an inventory of steel in excess of its current production requirements. However, there can be no assurance that steel will remain available or that prices will remain stable. If the available supply of steel declines, or if one or more of the current sources for any reason is unable to meet the Company's requirements, the Company could experience price increases, a deterioration of service from its suppliers, or interruptions or delays that may cause the Company to fail to meet delivery schedules to its customers. The Company believes it obtains delivery and service benefits from its suppliers because it concentrates its purchases among a small number of them; nonetheless, there can be no assurance that these benefits will continue to be realized in the future.

BACKLOG

     At December 31, 1997, the total backlog for orders believed by the Company to be firm was $96.6 million, all of which the Company expects to fill during the current fiscal year. This compares with a total backlog of $82.1 million at December 31, 1996, $56.3 million at December 31, 1995 and $76.0 million at December 31, 1994. Job orders, including those believed by the Company to be firm, generally are cancelable by customers at any time for any reason, although the customer is obligated to pay any costs incurred by the Company prior to cancellation of an order. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

WARRANTIES

     The Company provides three different warranties for its metal building products. First, the fabricated steel portion of the product carries a one-year warranty against defective material and workmanship. Second, an extended material warranty is provided by the Company's suppliers and passed through to the Company's customers. These material warranties relate to long-life paint (20 years), Premium 70, a prepainted galvanized steel (20-25 years), and galvalume aluminized or zincalume steel (20 years). Third, a twenty-year weather-tightness warranty against leaks under normal weather and atmospheric conditions is available for standing seam roofs. Windsor Door has a one-year warranty for defective material or workmanship. Additionally, certain model doors have a limited 10-year or lifetime rust through warranty to the original owner. AMT offers, for components manufactured by it, a one-year warranty against defective materials and workmanship and a 90-day warranty on HVAC systems for its modular structures. Refrigeration and roofing systems are warranted by their respective suppliers. Historically, claims under these warranties have been immaterial.

COMPETITION

     On the basis of data reported by the MBMA, the Company's 1997 sales of metal building systems products constituted approximately 11.4% of reported industry sales, placing it as the fourth largest domestic manufacturer behind the Building Systems division of Butler Manufacturing Company, NCI Building Systems, Inc. and the Varco-Pruden Buildings Division of LTV Steel Corporation, which accounted for approximately 20.6%, 14.4% and 11.9%, respectively, of total 1997 industry sales reported by the MBMA. Other major competitors include the Star and Ceco Divisions of Robertson-Ceco Corp. and Associated Buildings. Several of the Company's competitors have greater financial resources than the Company. The Company believes its American Buildings brand is the third largest brand behind the Butler and Varco-Pruden brands. Competition in the metal buildings industry is intense and is based primarily on price, service, quality of the builder/dealer network and the ability to provide added value in the design of a building. The Company's ability to expand its market share depends in part on its ability to persuade builders to market the Company's products in lieu of those of its competitors, attract conventional contractors to the metal buildings industry and develop a separate network of preferred roofing contractors to market its roofing products. In addition, the Company and others in the metal building systems industry compete with alternative methods of building construction. Although the Company maintains metal building manufacturing facilities in Alabama, Illinois, Nevada and Virginia, the Company's ability to quote competitive prices to customers located more than 500 miles from one of these facilities may be limited because of the significance of freight and delivery charges to the cost of metal buildings. Foreign companies are not presently a significant factor in the domestic marketplace, and the Company does not expect them to be in the near future, mainly because of transportation costs and the short lead times generally required by customers.

     The Roofing and Components Group competes with numerous suppliers of roofing and component parts as well as other metal buildings systems manufacturers.

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

     In the upward acting, or garage door, manufacturing industry, there are five "full-line" firms which serve a national base of customers. ABC estimates that these companies have about 80% market share. The Windsor Door division's current market share is estimated by ABC to be approximately 8%, ranking it fourth. Wayne Dalton Corporation and Overhead Door Corporation are believed to be the two largest manufacturers, with Clopay Corporation also being larger than Windsor.

     The Modular Buildings division has two primary competitors in the modular petroleum business, both of which are privately owned. Several other manufacturers compete in the canopy business and the commercial/institutional modular business.

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

EMPLOYEES

     At December 31, 1997, the Company employed approximately 2,600 people, of whom 135 were general and administrative personnel, approximately 125 were sales personnel, approximately 420 were engineering personnel, and the remainder were production workers (including drivers). The hourly production and maintenance employees of the Company's Polymer Coil Coaters Division and Windsor Door Division's Arkansas and California manufacturing facilities are represented by labor unions; the remainder of the Company's employees are not represented by a labor union or a collective bargaining agreement. The Company regards its employee relations as excellent.

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

     Beginning in 1992, following the 1991 Restructuring and the appointment of Robert Ammerman as Chief Executive Officer and accelerating in 1993, 1994 and 1995 with the financial flexibility provided by the Recapitalization and the Company's initial public offering, the Company began to pursue several strategic initiatives to strengthen its core operations and to rebuild its metal buildings industry market share. These strategic initiatives initially included aggressive pricing of its products, but subsequently focused on enhancement of ABC's builder/dealer network. The Recapitalization and the initial public offering have enabled the Company to pursue a business strategy focused on increasing long-term profitability through enhancement of its strong builder/dealer network, technological innovations, cost efficiencies, internal investment and capacity expansion. As a result, the Company's metal buildings industry sales increased 14.8% in 1992, while metal buildings industry sales were flat, and the Company's metal buildings industry sales increased 24.8%, 23.9% and 40.3% in 1993, 1994 and 1995, respectively, while metal buildings industry sales increased 16.1%, 26.0% and 18.1%, respectively, as the U.S. economy emerged from the economic recession that began in 1989. The Company's metal buildings industry sales decreased 3.9% in 1996, while metal buildings industry sales were flat, and increased 11.3% in 1997, while industry sales increased 12.2%. Furthermore, ABC's domestic metal buildings industry market share (which is measured in terms of sales dollars shipped as opposed to sales orders received) increased from 8.6% in 1991 to 9.7% in 1992, and 10.4% in 1993, before decreasing to 10.2% in 1994. ABC's domestic metal buildings industry market share increased to 11.9% in 1995, but decreased to 11.6% in 1996 and to 11.5% in 1997. The decrease in market share in 1994 was primarily attributable to the high product demand which exceeded the Company's manufacturing and engineering capacity. The Company believes that the establishment of new engineering service centers as well as the completion of the Company's new Virginia facility in 1995, have alleviated these capacity constraints. The decrease in sales and market share in 1996 was primarily due to lower backlog at December 31, 1995 resulting from increased capacity in 1995 and lowering of sales prices in the first half of 1996 to stimulate new business. In addition, the unusually severe weather in the eastern half of the United States in early 1996 also adversely affected 1996 sales. The slight decrease in metal buildings market share in 1997 was primarily due to the Company's focus on improving margins and optimizing backlog. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and key employees of the Company are as follows:

Name                                Age     Present Position with the Company
----                                ---     ---------------------------------

Robert T. Ammerman                  58      Chief Executive Officer and Director

R. Charles Blackmon, Jr.            48      Executive Vice President--Chief
                                             Financial Officer

Byron L. Brumfield                  54      Vice President--Human Resources

William R. Buchholz                 54      Vice President--Operations

R. Howard Burns                     57      President--Windsor Door Division

Joseph M. Grigelevich, Jr.          55      President--American Modular
                                             Technologies

Richard B. Haws                     41      President--Residential/Light
                                             Commercial Division

Barry L. Milling                    54      Vice President--Technical Services

William W. Riley                    65      President of ABC Transportation
                                             Company

Anne M. Savage                      42      Controller

Roy L. Smith                        59      Vice President--Polymer Division

Joel R. Voelkert                    49      President--Construction Products
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

Mr. Burns has been President of the Windsor Door division of the Company since joining the Company in December 1997 in connection with the Company's acquisition of the Windsor Door Division of United Dominion Industries, Inc. Mr. Burns joined the predecessor of the Windsor Door division as President in 1986. Prior to joining Windsor Door, Mr. Burns served in various positions for Ceco Door Products Corporation, a division of The Ceco Corporation, including Vice President--Manufacturing.

Mr. Grigelevich has been President of American Modular Technologies since joining the Company in November 1996 in connection with the Company's acquisition of the Liberty, North Carolina manufacturing operations of American Modular Technologies, L.L.C. ("AMT"). Prior to joining the Company, Mr Grigelevich served as a management consultant in 1995, and consulted for AMT. From 1976 to 1995, Mr. Grigelevich served in various positions with Bird Corporation, including Vice President--Finance & Administration from 1993 to 1995 and Treasurer from 1990 to 1993.

Mr. Haws joined the Company as President--Residential/Light Commercial Division in December 1996. Prior to joining ABC, he was Manager-Light Construction of American Iron and Steel Institute from October 1990 to November 1996 and Senior Development Engineer for H.H. Robertson from March 1989 to September 1990.

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

ITEM 2. PROPERTIES

     Because of the significance of freight and delivery charges to the delivered cost of metal building systems, the Company believes it is advantageous to sell and deliver its products within a 500 mile radius of its manufacturing facilities. The following sets forth certain information with respect to each of the Company's operating facilities:

                                                                                                  OWNED OR
                    LOCATION/PURPOSE                               AREA                           LEASED
                    ----------------                               ----                           --------

Eufaula, Alabama/Executive Office and                       295,000 square feet                     Owned
 Manufacturing Facility..................................   48.2 acres

Atlanta, Georgia/Manufacturing Facility..................   30,000 square feet                     Leased

Birmingham, Alabama/Manufacturing                           84,000 square feet                      Owned
 Facility................................................   6.0 acres

Birmingham, Alabama/Manufacturing                                                                  Leased
 Facility................................................   56,000 square feet

Little Rock, Arkansas/Manufacturing                         250,000 square feet                     Owned
 Facility................................................   18.3 acres

Maumelle, Arkansas/Manufacturing                                                                   Leased
 Facility................................................   181,000 square feet

Olivehurst, California/Manufacturing                        110,000 square feet                     Owned
 Facility................................................   20 acres

                                                            182,000 square feet                     Owned
El Paso, Illinois/Manufacturing Facility.................   10.3 acres

Carson City, Nevada/Manufacturing                           142,000 square feet                     Owned
 Facility................................................   18.8 acres

Liberty, North Carolina/Manufacturing                       160,000 square feet                     Owned
 Facility................................................   29.3 acres

La Crosse, Virginia/Manufacturing                           197,000 square feet                     Owned
 Facility................................................   28 acres

     The Company also leases 29 distribution centers for its Windsor Door Products and a 156,000 square foot facility in Jamestown, Ohio which is currently not being utilized in the Company's operations. This facility ceased operations in October 1990 as part of ABC's cost cutting efforts in response to cash constraints resulting from its 1986 leveraged buyout. See "Item 1. Business--Company History."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "ABCO". The Common Stock was initially offered to the public on April 28, 1994 at $10.00 per share. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Common Stock as reported by the Nasdaq National Market.

                                                     High             Low
                                                     ----             ---
         YEAR ENDED DECEMBER 31, 1996
         ----------------------------

    First Quarter ..........................        $24.375         $19.125
    Second Quarter .........................        $34.375         $22.00
    Third Quarter ..........................        $29.75          $20.75
    Fourth Quarter .........................        $26.75          $19.75


                                                     High             Low
                                                     ----             ---
         YEAR ENDED DECEMBER 31, 1997
         ----------------------------

    First Quarter ..........................        $29.00          $23.375
    Second Quarter .........................        $29.50          $24.75
    Third Quarter ..........................        $30.125         $26.00
    Fourth Quarter .........................        $30.75          $25.00


     The number of stockholders of record of Common Stock on March 16, 1998 was approximately 95. On March 16, 1998, the last reported sale price of the Common Stock as reported by the Nasdaq National Market was $30.00.

     The Company has never paid cash dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                       Year Ended December 31,
                                                              ---------------------------------------------------------------------

                                                                1997          1996           1995           1994            1993
                                                                ----          ----           ----           ----            ----

                                                                                (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Net sales ..............................................      $323,387      $273,953      $ 281,450       $ 204,666       $ 166,805
                                                              --------      --------      ---------       ---------       ---------

Cost and expenses:
  Cost of sales ........................................       268,023       229,260        228,088         164,694         140,431
  Selling, general and administrative ..................        28,528        24,311         26,567          21,830          18,282
                                                              --------      --------      ---------       ---------       ---------

                                                               296,551       253,571        254,655         186,524         158,713
                                                              --------      --------      ---------       ---------       ---------

Operating income .......................................        26,836        20,382         26,795          18,142           8,092

Interest expense (income) ..............................         1,061           143           (175)          1,369           3,362
                                                              --------      --------      ---------       ---------       ---------

Income before provision for income
  taxes, extraordinary item and
  cumulative effect of change in
  accounting principle .................................        25,775        20,239         26,970          16,773           4,730
Provision for income taxes(1) ..........................         9,924         7,792          9,380           6,318           1,921
                                                              --------      --------      ---------       ---------       ---------
Income before extraordinary item
  and cumulative effect of change in
  accounting principle(1) ..............................        15,851        12,447         17,590          10,455           2,809

Extraordinary loss on early extinguishment
  of long-term debt(2) .................................          --            --             --            (2,425)           (413)

Cumulative effect of change in accounting
  for income taxes .....................................          --            --             --              --             1,022
                                                              --------      --------      ---------       ---------       ---------
Net income(1) ..........................................      $ 15,851      $ 12,447      $  17,590       $   8,030       $   3,418
                                                              ========      ========      =========       =========       =========

Earnings per share-Diluted(3):
  Income before extraordinary item
    and cumulative effect of change in
    accounting principle(1) ............................      $   2.81      $   2.06      $    2.68       $    1.81       $    0.66

  Extraordinary loss on early
    extinguishment of long-term debt(2) ................          --            --             --             (0.42)          (0.10)

  Cumulative effect of change in accounting
    for income taxes ...................................          --            --             --              --              0.24
                                                              --------      --------      ---------       ---------       ---------

Net income per common and
  common equivalent share(1)(3) ........................      $   2.81      $   2.06      $    2.68       $    1.39       $    0.80
                                                              ========      ========      =========       =========       =========

Weighted average number of common and
  common equivalent shares
  outstanding(3) .......................................         5,649         6,040          6,554           5,780           4,288
                                                              ========      ========      =========       =========       =========

                                                                                         As of December 31,
                                                                 -----------------------------------------------------------------
                                                                 1997           1996            1995           1994           1993
                                                                 ----           ----            ----           ----           ----

                                                                                           (in thousands)

BALANCE SHEET DATA:

Working capital ......................................        $ 37,108        $ 13,710        $ 27,116        $18,182        $14,093

Total assets .........................................         210,051         101,970         101,343         85,149         60,744

Current maturities of long-term debt(4) ..............          13,866           1,051             970          1,863          6,636

Long-term debt, net of current
  maturities(5) ......................................          71,407          10,872           7,760         12,376         18,071

Stockholders' equity(6) ..............................          55,796          41,466          53,511         37,075         12,822

----------

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

(3) The share and per share information for 1996, 1995, 1994 and 1993 has been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was required to be adopted by the Company effective with its financial statements for the year ended December 31, 1997.

(4) Includes $10,624,000 used to cash collateralize letters of credit issued by its previous lenders until replacement letters of credit are issued. As replacement letters of credit are issued, the cash is being used to pay down the credit facility.

(5) Net of unamortized discount of $3,875,000 on the Company's New Class A Notes and New Class B Notes at December 31, 1993, which notes were repaid from the net proceeds to the Company from the Company's initial public offering in 1994.

(6)  Includes a reduction of $28,451,000, $26,531,000 and $1,071,000 in 1997,
     1996 and 1995, respectively, which represents the Company's purchases of Treasury Stock.

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

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

     Net sales increased 18.0% to $323.4 million in 1997 from $274.0 million in 1996. Backlog at December 31, 1997 of $96.6 million was 17.7% higher than backlog at December 31, 1996. The Company's metal buildings industry domestic market share, which is measured in terms of sales dollars shipped by the Construction Products Group (consisting of the Company's Buildings Group and Roofing and Components Group), decreased slightly to 11.5% compared to 11.6% in 1996. Net sales in the Buildings Group (consisting of the Company's Metal Buildings, Heavy Fabrication, Self-Storage and International divisions) were $237.8 million, up 10.4% from $215.5 million in 1996. This increase was primarily the result of a higher backlog entering the year and good order intake at somewhat higher prices throughout the year as well as the absence of the severe weather conditions which adversely affected the first quarter of 1996. Net sales in the Roofing and Components Group (consisting of the Company's Roofing and Components divisions), increased 15.5% to $51.7 million from $44.8 million in 1996 due to continued increasing acceptance of metal in the roofing market, continued expansion of the preferred roofing contractor network and growth in the components business. Gross sales of the Polymer Group increased 18.8% to $21.8 million from $18.4 million in 1996. This increase was the result of the line speed upgrade completed in early 1997 which significantly increased the production capacity of this Group. Net sales after eliminations in the Polymer Group increased to 10.1% to $9.9 million from $9.0 million in 1996 as the capacity expansion allowed the Group to increase its production for third party customers. Gross sales before eliminations in the Transportation Group increased 12.6% to $23.1 million from $20.5 million in 1996. Net sales after eliminations increased 25.7% to $4.8 million from $3.8 million in 1996 due to increased revenues from hauling of third party loads.

     On November 26, 1996, the Company purchased certain assets of the North Carolina manufacturing facility of American Modular Technologies ("AMT"), which manufactures modular structures. Net sales of AMT in 1997 were $11.4 million compared to $1.0 million during the one-month period for which it was owned by the Company in 1996. AMT's increase in sales accounted for approximately 4% of the total 18% increase in net sales for the Company in 1997 compared to 1996.

     On December 4, 1997 the Company completed the acquisition of certain net assets of Windsor Door, which manufactures and markets steel sectional upward acting doors for residential and commercial applications, rolling steel doors for industrial applications and has a metal stampings manufacturing business. The acquisition of Windsor Door contributed $7.8 million to net sales for the one-month period following the acquisition, which accounts for approximately 3% of the total 18% increase in sales in 1997 compared to 1996.

     Gross profit for 1997 increased 23.9% to $55.4 million from $44.7 million in 1996. Gross margins increased 4.9% to 17.1% in 1997 compared to 16.3% in 1996. This increase was primarily caused by higher volume and somewhat higher selling prices as well as effective cost containment. Gross margins in 1996 had been adversely affected by lower selling prices during part of the year resulting from the Company's strategy to be market and price aggressive in order to build backlog and better utilize expanded production capabilities.

     Selling, general and administrative expenses for 1997 increased 17.3% to $28.5 million from $24.3 million in 1996. As a percentage of net sales, these expenses decreased slightly to 8.8% in 1997 from 8.9% in 1996. The decrease resulted from the Company's cost containment strategy to reduce costs as much as possible without adversely affecting long-term growth objectives.

     The Company had net interest expense of $1.1 million in 1997 compared to $.1 million in 1996. The increase in interest expense resulted partially from the Company's purchase of Windsor Door for $58.0 million in December 1997. The transaction was financed by borrowings under its new credit facility which it entered into concurrent with the acquisition. Prior to December, interest expense was higher in 1997 due to higher Revolver borrowings during the year and a lower restricted cash balance on which the Company earned interest income.

     Net income for 1997 was $15.9 million, an increase of 27.3% compared to $12.4 million in 1996.

1996 COMPARED TO 1995

     Net sales decreased 2.7% to $274.0 million in 1996 from $281.5 million in 1995. Backlog at December 31, 1996 was 41.9% higher than backlog at December 31, 1995. The Company's metal buildings industry domestic market share, which is measured in terms of sales dollars shipped by the Construction Products Group (consisting of the Company's Buildings Group and Roofing and Components Group), decreased slightly to 11.6% compared to 11.9% in 1995. Net sales in the Buildings Group (consisting of the Company's Metal Buildings, Heavy Fabrication, Mini-Warehouse (now Self Storage) and International divisions) were $215.5 million, down 4.7% from $226.1 million in 1995. This decrease was primarily the result of lower volume in the first quarter of 1996, which was caused by a combination of a low backlog coming into the year plus the effect of the severe weather conditions across most U.S. markets, which caused customers to delay shipment of their orders as construction sites were not yet prepared. Also contributing to the decrease in net sales was lower per unit selling prices as a result of the pass-through of cost decreases from suppliers, compounded further by the aggressive pricing strategy implemented during the first half of 1996 to rebuild backlog. Net sales in the Roofing and Components Group (consisting of the Company's Roofing and Components divisions), increased 6.8% to $44.8 million from $41.9 million in 1995 due to continued increasing acceptance of metal in the roofing market and continued expansion of the preferred roofing contractor network. Gross sales of the Polymer Group increased
 .7% to $18.4 million from $18.3 million in 1995. This Group has operated essentially at capacity for the last two years; consequently, a capital project was begun in late 1996 and completed in January 1997 which increased the capacity of this Group by approximately 40%. Net sales after eliminations in the Polymer Group decreased 14.0% to $9.0 million from $10.4 million in 1995 as proportionately more of the Group's resources were directed toward production for other divisions of the Company as opposed to third parties. Gross sales before eliminations in the Transportation Group increased 6.3% to $20.5 million from $19.3 million in 1995. Net sales after eliminations increased 27.6% to $3.8 million from $3.0 million in 1995 due to increased revenues from hauling of third party loads.

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

     The Company had net interest expense of $.1 million in 1996 compared to net interest income in 1995 of $.2 million. The increase in interest expense resulted primarily from the Company's repurchase of its common stock and, to a much lesser degree, the purchase of certain assets of AMT's Liberty, North Carolina manufacturing operations which has caused it to incur borrowings under its credit facility. Additionally, the Company was earning less interest income on the unused proceeds from its Industrial Revenue Bond transaction which is included on the accompanying Consolidated Balance Sheets in Other Assets, as most of these proceeds have been invested in the Virginia manufacturing facility.

     Net income for 1996 was $12.4 million, which is comparable to $16.6 million in 1995, which was net income before the $1.0 million one-time tax provision credit for the reversal of a valuation allowance on net operating loss carryforwards. Including this one-time credit, net income in 1995 was $17.6 million.

     The following table presents the Company's gross sales attributable to each of its operating divisions for the periods indicated:

                                                                             Year Ended December 31,
                                                  ----------------------------------------------------------------------------------

                                                     1997             1996              1995              1994              1993
                                                     ----             ----              ----              ----              ----

                                                                                    (In thousands)

Buildings Group ..........................        $ 237,818         $ 215,456         $ 226,119         $ 157,661         $ 128,569

Roofing and Components
 Group ...................................           51,737            44,790            41,943            33,313            25,608

Transportation Group(1) ..................           23,120            20,535            19,314            16,272            13,430

Polymer Group(2) .........................           21,829            18,379            18,251            17,368            16,398

American Modular
 Technologies(3) .........................           11,420               962              --                --                --

Windsor Door(4) ..........................            7,783              --                --                --                --
                                                  ---------         ---------         ---------         ---------         ---------

Gross Sales ..............................          353,707           300,122           305,627           224,614           184,005

Eliminations .............................          (30,320)          (26,169)          (24,177)          (19,948)          (17,200)
                                                  ---------         ---------         ---------         ---------         ---------

Net sales ................................        $ 323,387         $ 273,953         $ 281,450         $ 204,666         $ 166,805
                                                  =========         =========         =========         =========         =========

----------

(1) Includes intercompany sales of $18.4 million, $16.7 million, $16.3 million, $12.8 million and $10.9 million, respectively.

(2) Includes intercompany sales of $12.0 million, $9.4 million, $7.8 million, $7.1 million and $6.3 million, respectively.

(3) American Modular Technologies was purchased on November 26, 1996. Data for 1996 represents net sales for the one-month period following the acquisition.

(4) Windsor Door was purchased on December 4, 1997. Data for 1997 represents net sales for the one-month period following the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations from cash flows from operations, bank borrowings and sales of its debt and equity securities.

     Net cash provided by operations was $14.9 million, $14.0 million and $24.2 million in 1997, 1996 and 1995, respectively. Net income plus depreciation and amortization was $21.1 million, $16.6 million and $20.9 million in the same periods, respectively. For 1997, cash provided by continuing operations was lower than net income plus depreciation and amortization due to an increased investment in working capital which was required to support the Company's higher sales volume throughout the year. For 1996, cash provided by continuing operations was lower than net income plus depreciation and amortization due to an increased investment in working capital which was required to support fourth quarter volume. For 1995, cash provided by operating activities exceeded net income plus depreciation and amortization primarily due to further improvement in working capital management which was partially offset by an increase in net noncurrent assets and liabilities.

     Net cash used in investing activities was $68.7 million, $9.6 million and $5.4 million in 1997, 1996 and 1995, respectively. For 1997, this was primarily the result of the acquisition of the Windsor Door division for $58.7 million, including transaction costs of $1.0 million and excluding $.2 million of cash acquired. Also in 1997, the Company made additions to property, plant and equipment of $10.0 million, increased in investment in its China Joint Venture by $.5 million and applied the remaining $.5 million of Restricted Cash to capital expenditures related to the Virginia manufacturing facility. The Restricted Cash resulted from the proceeds of the Industrial Revenue Bond Financing, which was completed on December 7, 1994, for the construction of the new Virginia manufacturing facility. The Restricted Cash was drawn down as cash was expended and various phases of construction were completed on that facility. For 1996, this was primarily the result of additions to property, plant and equipment of $9.3 million, the purchase of certain assets of AMT for $2.0 million, and the investment in the China Joint Venture of $2.9 million partially offset by the application of $3.6 million of Restricted Cash to capital expenditures related to the Virginia manufacturing facility. For 1995, this was primarily the result of additions to property, plant and equipment of $10.3 million partially offset by the application of $5.5 million of Restricted Cash to capital expenditures related to the Virginia manufacturing facility.

     Net cash provided by (used for) financing activities was $70.3 million, ($21.5) million and ($6.7) million for 1997, 1996 and 1995, respectively. For 1997 this was largely the result of the incurrence of $59.9 million of debt primarily in connection with the acquisition of Windsor Door. Additionally, the Company drew down $13.2 million on its revolving credit facility, $10.6 million of which was used to collateralize letters of credit which had been issued by its previous lender until replacement letters of credit could be issued by its new lender. As the replacement letters of credit are issued, the revolving facility is being reduced accordingly. Other net proceeds from the revolving facility of $2.6 million were used to finance normal operating activities of the Company. Long term debt repayments of $1.3 million and purchases of treasury stock of $1.9 million were funded by cash provided by operating activities and by borrowings under the Company's revolving credit facility. For 1996, long-term debt repayments of $1.0 million and purchases of treasury stock of $25.5 million were funded by cash provided by operating activities and by borrowings under the Company's revolving credit facility. For 1995, long-term debt repayments, payment of stock registration costs and purchases of treasury stock were funded by cash provided by operating activities.

     The Company currently has budgeted an aggregate of $11.6 million for capital expenditures in 1998, consisting of $2.0 million for new technical and business systems, $.4 million to complete the Virginia manufacturing facility and $9.2 million primarily for machinery and equipment at its other existing facilities, including the Windsor Door facilities purchased in December 1997. The Company expects to be able to fund these expenditures from cash provided by operations and borrowings under its Credit Facility described below. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

     In December 1997, the Company purchased certain net assets of Windsor Door ("Windsor") for $59.0 million, including transaction costs of $1.0 million. Pursuant to the terms of the purchase agreement, the purchase price is subject to further adjustment once a final determination is made for the amount of working capital transferred as of the date of closing. The transaction was accounted for as a purchase and the cost of the acquisition was allocated to the assets and liabilities based on their estimated respective fair values. The total cost of the acquisition, which was financed by proceeds from the Company's Credit Facility, exceeded the fair value of net assets acquired by $29.7 million which was assigned to goodwill and is being amortized over forty years.

     Concurrent with the purchase of Windsor in December 1997, the Company replaced its previous revolving credit facility with a revolving credit and term loan facility ("Credit Facility") with Canadian Imperial Bank of Commerce ("CIBC"), as administrative agent, and certain other lenders. The Credit Facility includes a $40 million term loan facility and a revolving credit facility ("Revolver") with maximum borrowings of $75 million, including a $30 million letter of credit sub-facility and a $5 million swingline sub-facility. On December 4, 1997, the full amount of the term loan was borrowed to finance part of the Windsor acquisition. The term loan requires semiannual principal payments commencing July 1998 of $2 million to $9 million, with a final payment due January 2003. Also on December 4, 1997 $19.0 million of the Revolver was borrowed to finance the balance of the Windsor acquisition and $10.6 million of the Revolver was borrowed to cash collateralize outstanding letters of credit which had been issued by the Company's prior lender until replacement letters of credit could be issued by CIBC. This $10.6 million of proceeds are carried as restricted cash on the accompanying Consolidated Balance Sheets. This amount of borrowing has been included in current portion of long-term debt as the Company intends to repay the Credit Facility as soon as the replacement letters of credit are issued and the underlying cash collateral is returned by the previous lender. The Credit Facility expires on January 3, 2003 and bears interest at a rate equal to, at the option of the Company, either (i) in the case of Eurodollar loans, the sum of the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by the Company plus a margin of between one-half percent and one and one-half percent (depending on the Company's consolidated leverage ratio (as defined in the credit agreement) and consolidated interest coverage ratio (as defined in the credit agreement)) or
(ii) the higher of (a) CIBC's prime or base rate or (b) one-half percent plus the latest overnight federal funds rate. At December 31, 1997 the interest rate on Eurodollar borrowings under the Credit Facility of $76.7 million was 6.97% and the interest rate on $1.1 million of base rate borrowings was 8.5%. Interest is payable quarterly in the case of base rate loans and on maturity dates or every three months, whichever is shorter, in the case of Eurodollar loans. The Company is required to pay a fee of .25% per year for the unused portion of the Credit Facility and 1.125% per year on outstanding letters of credit. The Credit Facility is guaranteed by all of the Company's domestic subsidiaries and collateralized by substantially all of the Company's assets, and requires the Company to maintain certain financial ratio covenants beginning the first quarter of 1998. The Credit Facility limits the Company's ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem the Company's stock and to merge or consolidate with any other entity, and provides the banks with the right to require the payment of all amounts outstanding under the Credit Facility, if a change in control of the Company occurs.

     In December 1994, the Company borrowed $9.7 million from the Industrial Development Authority of Mecklenburg County, Virginia (the "IDA") to finance the construction of the Company's new Virginia manufacturing facility. The IDA financed the loan through the issuance of industrial development revenue bonds ("IDA Bonds"). The loan bears interest at a variable rate equal to the rate necessary to allow the IDA bonds to be sold at 100% of the principal amount thereof; the Company has the option to change the interest rate to a fixed rate for a specified term (which may be the remaining term of the IDA Bonds). The IDA Bonds mature December 1, 2004, are subject to mandatory sinking fund redemption of $.97 million per year, and are subject to mandatory redemption under certain circumstances. The Company has secured its obligations in respect of the IDA Bonds through the issuance of a letter of credit, which reduces each year by the amount of principal payments.

     At December 31, 1997, the Company's outstanding debt (including current portion) was $85.3 million, which includes $40 million of the term loan, $37.8 million of the Revolver and $6.8 million of IDA Bonds used to finance the Virginia manufacturing facility.

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

     The Board of Directors authorized the Company to repurchase up to 1.3 million shares of its Common Stock to be purchased at any time in the open market, subject to market conditions. At December 31, 1997 and 1996 the Company had repurchased 1.1 million shares costing $28.5 million and 1.0 million shares costing $26.5 million, respectively. These shares are reflected as Treasury Stock on the accompanying Consolidated Balance Sheets and were purchased from a combination of cash provided by operations and borrowings under the Company's revolving credit facility.

     In August 1995, the Company entered into a joint venture with China Renaissance Industries, L.P. to pursue the manufacture of metal building systems in the People's Republic of China ("PRC") for sale throughout most of Southeast Asia. The Company has a 30% interest in the joint venture and exclusively licensed to the joint venture on a royalty-free basis the right to use certain elements of the Company's technology. The Company will receive a technology license fee of $1.5 million, of which it received $.75 million during 1995. The joint venture completed construction of its initial manufacturing facility in the PRC in October 1996. At December 31, 1997 and 1996 the Company had $4.4 million and $3.8 million, respectively, invested in the joint venture, which was funded by cash provided by operating activities, and may invest up to an additional $.1 million in 1998.

     The Company believes that the cash generated from operations and borrowings under the Credit Facility will be sufficient to meet its working capital and capital expenditure requirements, as well as the anticipated additional capital to be invested in its joint venture in China, through at least 1998. There can be no assurance that liquidity would not be impacted by a decline in general economic conditions and higher interest rates which would affect the Company's ability to obtain external financing.

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

YEAR 2000 COMPLIANCE

     The Company is currently in the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption. The Company does not believe the cost of converting all internal systems to be year 2000 compliant will be material to its financial condition or results of operations. Costs related to the year 2000 issue are being expensed as incurred.

     The year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's builder/dealers, suppliers and vendors. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company.

FLUCTUATIONS OF QUARTERLY OPERATING RESULTS

     The Construction Products business is seasonal in nature in that shipments are normally lower in the first half of each year compared to the second half because of unfavorable weather conditions for construction, particularly in the northern portion of the United States, and normal business planning cycles affecting construction. This seasonality not only affects sales, but also profitability for the quarter. See Note 10 of Notes to Consolidated Financial Statements for selected unaudited quarterly financial data for the years ended December 31, 1997 and 1996. The quarterly data reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

     The following consolidated financial statements of American Buildings Company and Subsidiaries are filed as part of this report.

AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
American Buildings Company:

We have audited the accompanying consolidated balance sheets of AMERICAN BUILDINGS COMPANY (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Buildings Company and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 10, 1998

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                              1997        1996
                                                                                            --------     --------
CURRENT ASSETS:
   Cash (including restricted cash of $10,624 in 1997)                                      $ 16,560     $      0
   Accounts receivable, net of allowance for doubtful accounts of $4,375 and $3,345
      in 1997 and 1996, respectively                                                          61,574       36,332
   Inventories                                                                                32,159       19,823
   Deferred income taxes                                                                       4,059        3,333
   Prepaid expenses                                                                            1,855        1,084
                                                                                            --------     --------
            Total current assets                                                             116,207       60,572

PROPERTY, PLANT, AND EQUIPMENT, NET                                                           54,607       33,194

DEFERRED INCOME TAXES                                                                            892        1,313

GOODWILL, NET                                                                                 29,669            0

OTHER ASSETS, NET                                                                              8,676        6,891
                                                                                            --------     --------
                                                                                            $210,051     $101,970
                                                                                            ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                     $ 13,866     $  1,051
   Accounts payable                                                                           44,958       32,306
   Accrued liabilities                                                                        19,109       12,137
   Accrued income taxes                                                                        1,166        1,368
                                                                                            --------     --------
            Total current liabilities                                                         79,099       46,862
                                                                                            --------     --------
LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                     71,407       10,872
                                                                                            --------     --------
OTHER NONCURRENT LIABILITIES                                                                   3,749        2,770
                                                                                            --------     --------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 4,000 shares authorized, no shares issued and
      outstanding at 1997 and 1996                                                                 0            0
   Common stock, $.01 par value; 25,000 shares authorized, 6,339 and 6,312 shares
      issued at 1997 and 1996, respectively                                                       63           63
   Additional paid-in capital                                                                 31,448       31,049
   Retained earnings                                                                          52,736       36,885
                                                                                            --------     --------
                                                                                              84,247       67,997

   Less treasury stock, at cost (1,069 and 1,001 shares in 1997 and 1996,
      respectively)                                                                          (28,451)     (26,531)
                                                                                            --------     --------
            Total stockholders' equity                                                        55,796       41,466
                                                                                            --------     --------
                                                                                            $210,051     $101,970
                                                                                            ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             1997          1996           1995
                                                                            --------      --------       --------
NET SALES                                                                   $323,387      $273,953       $281,450
                                                                            --------      --------       --------
COSTS AND EXPENSES:
    Cost of sales                                                            268,023       229,260        228,088
    Selling, general, and administrative                                      28,528        24,311         26,567
                                                                            --------      --------       --------
                                                                             296,551       253,571        254,655
                                                                            --------      --------       --------
OPERATING INCOME                                                              26,836        20,382         26,795

INTEREST EXPENSE (INCOME), NET                                                 1,061           143           (175)
                                                                            --------      --------       --------
INCOME BEFORE PROVISION FOR INCOME TAXES                                      25,775        20,239         26,970

PROVISION FOR INCOME TAXES                                                     9,924         7,792          9,380
                                                                            --------      --------       --------
NET INCOME                                                                  $ 15,851      $ 12,447       $ 17,590
                                                                            ========      ========       ========

EARNINGS PER SHARE:
    Basic                                                                      $3.00         $2.18          $2.82
                                                                            ========      ========       ========

    Diluted                                                                    $2.81         $2.06          $2.68
                                                                            ========      ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                                      5,291         5,699          6,231
                                                                            ========      ========       ========
    Diluted                                                                    5,649         6,040          6,554
                                                                            ========      ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (IN THOUSANDS)

                                                            COMMON STOCK        ADDITIONAL
                                                          -----------------      PAID-IN        RETAINED      TREASURY
                                                          SHARES     AMOUNT       CAPITAL       EARNINGS       STOCK         TOTAL
                                                          ------     ------     ----------      --------      --------      --------
BALANCE, DECEMBER 31, 1994                                 6,225       $62        $30,165       $  6,848      $      0      $37,075

    Net income                                                 0         0              0         17,590             0       17,590
    Stock issued to employees                                  3         0              0              0             0            0
    Exercise of stock options                                  9         0            124              0             0          124
    Stock registration costs                                   0         0           (207)             0             0         (207)
    Purchase of 46 shares of treasury stock                    0         0              0              0        (1,071)      (1,071)
                                                           -----       ---        -------        -------      --------      -------
BALANCE, DECEMBER 31, 1995                                 6,237       $62        $30,082        $24,438      $ (1,071)     $53,511

    Net income                                                 0         0              0         12,447             0       12,447
    Exercise of stock options                                 75         1            967              0             0          968
    Purchase of 955 shares of treasury stock                   0         0              0              0       (25,460)     (25,460)
                                                           -----       ---        -------        -------      --------      -------
BALANCE, DECEMBER 31, 1996                                 6,312       $63        $31,049        $36,885      $(26,531)     $41,466

    Net income                                                 0         0              0         15,851             0       15,851
    Exercise of stock options                                 27         0            399              0             0          399
    Purchase of 68 shares of treasury stock                    0         0              0              0        (1,920)      (1,920)
                                                           -----       ---        -------        -------      --------      -------
BALANCE, DECEMBER 31, 1997                                 6,339       $63        $31,448        $52,736      $(28,451)     $55,796
                                                           =====       ===        =======        =======      ========      =======

 The accompanying notes are an integral part of these consolidated statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (IN THOUSANDS)

                                                                                      1997       1996      1995
                                                                                    -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                                    -------    -------    -------
   Net income                                                                       $15,851    $12,447    $17,590
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                   5,219      4,128      3,353
      Gain on sales of fixed assets                                                     (47)       (64)      (102)
      Changes in operating assets and liabilities, net of acquired businesses:
         Accounts receivable, net                                                    (8,317)    (6,859)      (984)
         Inventories                                                                   (707)    (4,119)     1,226
         Accounts payable                                                             1,431      8,549       (711)
         Accrued liabilities and income taxes                                         3,205        452      5,726
         Other working capital changes                                               (1,288)      (616)    (1,176)
         Other, net                                                                    (415)       113       (695)
                                                                                    -------    -------    -------
            Total adjustments                                                          (919)     1,584      6,637
                                                                                    -------    -------    -------
            Net cash provided by operating activities                                14,932     14,031     24,227
                                                                                    -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                                       (9,955)    (9,335)   (10,316)
   Purchase of acquired businesses, net of cash acquired                            (58,734)    (2,037)         0
   Decrease in restricted cash                                                          466      3,634      5,537
   Investment in China Joint Venture                                                   (525)    (2,940)      (900)
   Proceeds from sales of fixed assets                                                   47         94        237
   Proceeds from sales of nonoperating property, net                                      0        952          0
                                                                                    -------    -------    -------
            Net cash used in investing activities                                   (68,701)    (9,632)    (5,442)
                                                                                    -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                               399        968        124
   Proceeds from issuance of debt, net                                               59,893          0          0
   Long-term debt payments                                                           (1,264)      (970)    (5,509)
   Changes in revolving credit facility, net                                         13,221      3,963          0
   Payment of stock registration costs                                                    0          0       (207)
   Purchase of treasury stock                                                        (1,920)   (25,460)    (1,071)
                                                                                    -------    -------    -------
            Net cash provided by (used for) financing activities                     70,329    (21,499)    (6,663)
                                                                                    -------    -------    -------
NET INCREASE (DECREASE) IN CASH                                                      16,560    (17,100)    12,122

CASH, BEGINNING OF YEAR                                                                   0     17,100      4,978
                                                                                    -------    -------    -------
CASH, END OF YEAR                                                                   $16,560   $      0    $17,100
                                                                                    =======   ========    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                           $   968   $    559    $   808
                                                                                    =======   ========    =======
   Cash paid for income taxes                                                       $10,328   $  7,748    $10,562
                                                                                    =======   ========    =======

 The accompanying notes are an integral part of these consolidated statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

  1.  ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of American Buildings Company and its wholly owned subsidiaries (the "Company"), after elimination of all material intercompany items.

      The Company is a diversified manufacturer and marketer of construction products and services for nonresidential and residential applications. The Company designs, manufactures, and sells metal building systems for industrial, commercial, institutional, and other nonresidential markets. Metal building systems consist of structural framing and wall and roof panels. The Company's metal building systems are generally custom-designed to meet the specific needs of the end user and to allow for easy on-site assembly. The Company markets its metal building systems nationwide through authorized builder/dealers. The Company has a separate roofing products' sales, engineering, and customer service organization, which markets and sells the Company's roofing products to its builder/dealer network and to preferred roofing contractors. In addition, the Company paints steel coils, manufactures and markets building components and self-storage systems, and provides specialty engineering services for large, complex building structures. The Company markets and produces modular structures and residential steel framing systems and also operates an ICC-licensed trucking subsidiary.


      In December 1997, the Company completed the acquisition of Windsor Door (a division of United Dominion Industries, Inc.) ("Windsor"). Windsor manufactures and markets steel sectional upward acting doors for residential and commercial applications, which are sold nationwide through independent distributors and company-owned distribution centers. Windsor also produces rolling steel doors for industrial uses and has a metal stampings manufacturing operation.


  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE RECOGNITION

      Revenue is recorded upon delivery of product to the customer.

      EARNINGS PER SHARE

      In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company has adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of stock options outstanding (using the treasury stock method). For the years ending December 31, 1997, 1996, and 1995, outstanding options of 142, 0, and 100, respectively, have been excluded from diluted weighted average shares outstanding, as the exercise price exceeded the average stock price and, thus, their impact was antidilutive.

      CASH

      The Company considers all highly liquid investments with purchased maturities of three months or less to be cash equivalents.


      In December 1997, the Company canceled its previous credit facility and entered into a new credit facility. As of December 31, 1997, the Company's prior lender required the Company to deposit funds with it to support outstanding letters of credit of $10,624. The Company expects to withdraw the funds and pay down its revolving credit facility as the Company issues replacement letters of credit under its new credit facility.


      INVENTORIES

      Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used for determining the cost for approximately 62% and 95% of the Company's inventories at December 31, 1997 and 1996, respectively. The first-in, first-out method is used for determining the cost of all other inventories, including direct labor and overhead incurred in the manufacturing process. Market is defined as replacement cost for raw materials and net realizable value for work in process and finished goods.

      Inventories consist of the following:

                                                          1997          1996
                                                         -------       -------
      Raw materials                                      $20,511       $17,151
      Work in process                                      5,126         2,862
      Finished goods                                       7,239           357
                                                         -------       -------
                                                          32,876        20,370
      Allowance to state inventories at LIFO costs          (717)         (547)
                                                         -------       -------
                                                         $32,159       $19,823
                                                         =======       =======

      PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of 20 to 40 years for buildings, approximately 7 to 15 years for machinery and equipment, and 3 to 15 years for all other items. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

      Property, plant, and equipment, at cost, consist of the following:

                                                        1997          1996
                                                       -------       -------
          Land                                         $ 1,923       $   938
          Buildings and leasehold improvements          26,594        20,710
          Machinery and equipment                       69,500        50,232
                                                       -------       -------
                                                        98,017        71,880
          Less accumulated depreciation                 43,410        38,686
                                                       -------       -------
                                                       $54,607       $33,194

      GOODWILL

      Goodwill is amortized on a straight-line basis over the lesser of its estimated life or 40 years. Amortization expense was $78 in 1997.

      LONG-LIVED ASSETS

      The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and goodwill, and reviews the amortization periods on an annual basis. Recoverability is measured based on the anticipated undiscounted cash flows from operations. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

      OTHER ASSETS

      The Company is the beneficiary of life insurance policies covering certain current and former management employees to fund the Company's obligations to such employees under a noncontributory retirement and death benefit plan (Note 7). The cash surrender value of these life insurance policies is $2,179 and $1,899 at December 31, 1997 and 1996, respectively, and is included in other assets in the accompanying balance sheets.

      In December 1994, the Company obtained proceeds of $9,637, net of closing costs of $63, related to the issuance of industrial revenue bonds (Note
      4). The proceeds were restricted to purchases of property, equipment, and buildings for the Company's Virginia manufacturing facility. At December 31, 1997 and 1996, $0 and $466, respectively, of the proceeds were available for future purchases of property, equipment, and buildings and have been included in other assets in the accompanying balance sheets.

      ACCRUED LIABILITIES

      The Company accrues estimated insurance claims for the self-insured portion of its workers' compensation, property, casualty and health insurance plans. At December 31, 1997 and 1996, insurance claim reserves of $5,592 and $4,711, respectively, were included in accrued liabilities.

      CONCENTRATIONS OF CREDIT RISK

      Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets for which the Company's services are provided, as well as their dispersion across many different geographic areas. As a result, as of December 31, 1997, the Company does not consider itself to have any significant concentrations of credit risk.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.

  3.  ACQUISITIONS

      On December 4, 1997, the Company completed the acquisition of certain net assets of Windsor for $57,950 in cash, including an estimated working capital adjustment. Pursuant to the terms of the purchase agreement, the purchase price is subject to further adjustment once a final determination is made for the amount of working capital transferred as of the date of close. The transaction was financed from proceeds from the Company's credit facility (Note 4) and was accounted for as a purchase. The cost of the acquisition has been allocated to assets and liabilities based on their estimated respective fair values. Total consideration of $58,950, including transaction expenses of $1,000, exceeded the fair value of net assets purchased by $29,747, which has been assigned to goodwill.

      The results of the operations of Windsor are included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma information was prepared assuming that the transaction was consummated on January 1, 1996:

                                                  1997            1996
                                                --------        --------
                Revenue                         $412,004        $361,047
                Net income                        15,403          12,317
                Earnings per share:
                    Basic                          $2.91           $2.16
                    Diluted                         2.73            2.04

      This pro forma information is not necessarily indicative of the results of operations that would have been attained had the acquisition been consummated on January 1, 1996 or that may be attained in the future.

      During November 1996, the Company acquired certain assets of the Liberty, North Carolina, facility of American Modular Technologies ("AMT") for $2,037, which approximated the fair value of the assets acquired. The transaction was accounted for as a purchase. The financial statements include the operating results of AMT from the date of acquisition. AMT provides specialty modular building structures for the retail petroleum industry and for certain commercial applications.

  4.  LONG-TERM DEBT

      Long-term debt consists of the following:

                                                        1997          1996
                                                       -------       -------
          Term loan                                    $40,000       $     0
          Revolving credit facility                     37,809         3,963
          IDA of Mecklenburg County, Virginia;
              Industrial Revenue Bonds                   6,790         7,760
          Other                                            674           200
                                                       -------       -------
                                                        85,273        11,923
          Less current maturities                       13,866         1,051
                                                       -------       -------
                                                       $71,407       $10,872
                                                       =======       =======

      The annual maturities of long-term debt are as follows:

                         1998                                 $13,866
                         1999                                   5,248
                         2000                                   5,094
                         2001                                   7,970
                         2002                                  14,970
                         Thereafter                            38,125
                                                              -------
                                                              $85,273
                                                              =======

      Concurrent with the Windsor acquisition in December 1997, the Company canceled its previous revolving credit facility and entered into a comprehensive credit facility ("Credit

      Facility") with a bank. The Credit Facility includes a $40,000 term loan and a revolving credit facility with maximum borrowings of $75,000.

      The term loan requires semiannual principal payments, commencing July 1998, of $2,000 to $9,000, with a final payment due January 2003. Interest is payable monthly at the Eurodollar rate plus 1% (6.97% at December 31, 1997).

      The revolving credit facility availability is based on borrowings outstanding as well as amounts outstanding under letters of credit. At December 31, 1997, borrowings outstanding on the revolving credit facility were $37,809, outstanding letters of credit were $2,398, and $34,793 was available under the revolving credit facility. As discussed in Note 2, the Company intends to pay down the revolving credit facility upon the withdrawal of restricted cash. Accordingly, $10,624 of the revolving credit facility is reflected in the current portion of long-term debt. The facility expires January 2003. Interest is payable at the Eurodollar rate plus 1% (6.97% at December 31, 1997) for $36,700 of the outstanding balance and 8.5% for the remaining $1,109 of the outstanding balance of the revolver. The Company is required to pay a fee of .25% per year for the unused portion of the facility and 1.125% per year on outstanding letters of credit.

      The Credit Facility is collateralized by substantially all of the Company's assets and requires the Company to maintain certain financial ratio covenants beginning the first quarter of fiscal year 1998.

      In December 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate (4.12% at December 31, 1997). Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature on December 1, 2004 and are subject to a mandatory sinking fund redemption of $970 per year and to a mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure.

  5.  STOCKHOLDERS' EQUITY

      STOCK OFFERING

      In July 1995, the Company completed a secondary public offering of its common stock that consisted of 1,275 shares (excluding the underwriters' overallotment option from a certain stockholder) of common stock which were sold by certain stockholders at a public offering price of $22 per share. The Company incurred offering expenses of $207 and did not receive any proceeds from the sale of the shares of common stock. Subsequently, a certain stockholder sold 191 shares to the underwriters to cover overallotments.

      PREFERRED STOCK

      In February 1994, the board of directors authorized 4,000 shares of preferred stock with $.01 par value. The board of directors has the authority to issue these preferred shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

      TREASURY STOCK

      The board of directors has authorized the Company to repurchase up to 1,300 shares of its outstanding common stock, as deemed appropriate by management. At December 31, 1997 and 1996, repurchases of 1,069 and 1,001 shares, respectively, had been effected at prevailing market prices from time to time on the open market. These repurchased shares represent additions to treasury stock and are carried at cost in the accompanying balance sheets.

      STOCK OPTION PLANS

      In January 1993, the Company adopted the American Buildings Company Management Incentive Plan. The Company reserved 223 shares for issuance under the plan. Stock incentives granted pursuant to the plan may include
      (a) nonqualified stock options, (b) incentive stock options, or (c) restricted stock awards. All options were issued at an exercise price no less than fair value as of the date of grant. Cancellation of options granted under the plan are not available for future grants.

      In February 1994, the board of directors approved the 1994 Employee Stock Option Plan. The plan, as amended, provides for the issuance of incentive and nonqualified stock options to acquire up to 580 shares of common stock. Options become exercisable as determined at the date of grant by a committee of the board of directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. To date, the exercise prices of all issuances of options have been at fair market value at the date of grant.

      In addition, the Company has a stock option plan for nonemployee directors which authorizes options to purchase up to 160 shares of common stock. The option price for future grants is to be determined by the board of directors but shall not be less than the fair market value of the common shares on the date the stock option is granted.

      Transactions under the Company's stock option plans during each of the three years ended December 31, 1997 are summarized as follows:

                                                                   WEIGHTED
                                                     NUMBER         AVERAGE
                                                       OF            PRICE
                                                     SHARES        PER SHARE
                                                     ------        ---------

         Outstanding at December 31, 1994               617         $  9.71
             Granted                                    115           23.66
             Exercised                                   (9)           7.48
             Canceled                                    (1)          10.00
                                                        ---
         Outstanding at December 31, 1995               722           11.91
             Granted                                     19           21.22
             Exercised                                  (75)           8.87
             Canceled                                   (14)          20.01
                                                        ---
         Outstanding at December 31, 1996               652           12.35
             Granted                                    221           27.12
             Exercised                                  (27)          10.15
             Canceled                                    (2)          10.00
                                                        ---
         Outstanding at December 31, 1997               844           16.32
                                                        ===
         Exercisable at December 31, 1997               501           11.53
                                                        ===

      At December 31, 1997, options to purchase 42 shares were available for future grant under the above option plans. Additionally, the Company has granted 38 options subject to shareholder approval of an increase in the authorized shares under the plans.

      The following table sets forth the number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                  ---------------------------------------        ---------------------
                                               WEIGHTED         WEIGHTED                      WEIGHTED
                                  NUMBER        AVERAGE         AVERAGE          NUMBER        AVERAGE
         RANGE OF                   OF         EXERCISE       CONTRACTUAL          OF         EXERCISE
      EXERCISE PRICES             SHARES         PRICE            LIFE           SHARES         PRICE
      ---------------             ------       --------       -----------        ------       ---------
      $ 5.18--$ 6.89                186          $ 5.92        5.1 years           186         $ 5.92
      $10.00--$16.38                321          $12.20        6.4 years           243         $12.19
      $18.06--$28.25                337          $26.02        8.9 years            72         $23.97
                                    ---                                            ---
      $ 5.18--$28.25                844          $16.32        7.1 years           501         $11.53
                                    ===                                            ===

      The Company accounts for the stock purchase and stock option plans under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation costs to be recognized only when the option price differs from the market price at the grant date. SFAS No. 123 allows a company to follow APB Opinion No. 25 with additional disclosure that shows what the company's net income and earnings per share would have been using the compensation model under SFAS No. 123.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                             1997        1996        1995
                                           -------     -------     -------
          Risk-free interest rate            5.98%       6.16%       6.16%
          Expected dividend yield            0.00%       0.00%       0.00%
          Expected lives                   5 YEARS     5 years     5 years
          Expected volatility                  35%         35%         35%

      The total values of the options granted during the year ended December 31, 1997, 1996, and 1995 were computed as approximately $2,407, $133, and $962, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the years ended December 31, 1997, 1996, and 1995 would have been as follows:

                                               1997       1996        1995
                                             -------     -------     -------
        Net income:
            As reported                      $15,851     $12,447     $17,590
            Pro forma                         15,529      12,285      17,540
         Basic earnings per share:
            As reported                        $3.00       $2.18       $2.82
            Pro forma                           2.93        2.16        2.82
        Diluted earnings per share:
            As reported                         2.81        2.06        2.68
            Pro forma                           2.75        2.03        2.68

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  6.  INCOME TAXES

      The provision for income taxes for each of the three years ended December 31, 1997 consists of the following:

                                               1997       1996        1995
                                              ------     ------     -------
         Current:
             Federal                          $9,180     $7,197     $10,194
             State                             1,049        823       1,020
         Deferred benefit                       (305)      (228)       (829)
         Change in valuation allowance             0          0      (1,005)
                                              ------     ------     -------
                                              $9,924     $7,792     $ 9,380
                                              ======     ======     =======

      The provision for income taxes differs from the amounts resulting from multiplying the income before income taxes by the statutory federal income tax rate. The reasons for these differences are as follows:

                                                         1997     1996     1995
                                                         ----     ----     ----
      Federal income tax provision at statutory rate     35.0%    35.0%    35.0%
      State income taxes, net of federal benefit          4.0      4.0      4.0
      Other                                              (0.5)    (0.5)    (0.5)
      Valuation allowance                                 0.0      0.0     (3.7)
                                                         ----     ----     ----
                                                         38.5%    38.5%    34.8%
                                                         ====     ====     ====

      The sources of the difference between the financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities and the tax effects of each are as follows as of December 31, 1997 and 1996:

                                                       1997         1996
                                                      ------       ------
         Deferred tax assets:
             Accrued liabilities                      $2,412       $1,706
             Deferred compensation                     1,209        1,138
             Allowance for doubtful accounts           1,128        1,288
              Reserves on nonoperating assets            422          417
             Net operating loss carryforwards            257          497
             Other                                       436          339
                                                      ------       ------
                                                       5,864        5,385
                                                      ------       ------
         Deferred tax liabilities:
             Property, plant, and equipment             (881)        (496)
             Other                                       (32)        (243)
                                                      ------       ------
                                                        (913)        (739)
                                                      ------       ------
         Net deferred tax asset                       $4,951       $4,646
                                                      ======       ======

      As of December 31, 1997, net operating losses of approximately $668 are available for carryforward through 2007.

      As of December 31, 1997, the Company has recorded a net deferred tax asset of $4,951. Realization is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized.

  7.  EMPLOYEE BENEFIT PLANS

      SAVINGS PLAN

      The Company has a contributory 401(k) plan, the American Buildings Company Savings Plan, under which all full-time employees are eligible to participate. The Company matches at least $.25 per $1 of eligible employee contributions and can make an additional contribution at the discretion of the board of directors. The plan requires a minimum company contribution of 1% of eligible gross payroll annually. Company contributions to this plan were $1,913, $996, and $1,214 for 1997, 1996, and 1995, respectively.

      RETIREMENT PLAN

      The Company has a noncontributory retirement and death benefit plan which covers certain management employees. The plan provides a death benefit prior to obtaining retirement age, as defined by the plan, to be paid over a minimum ten-year period and a mutually exclusive retirement benefit, after obtaining the defined retirement age, to be paid over a ten-year period. Benefits under this plan do not vest until retirement, and the Company has the right to modify or terminate this plan at any time. The Company's liability for benefits under this plan was $3,141 and $2,955 as of December 31, 1997 and 1996, respectively. This liability is based on the estimated present value of the retirement obligation accrued over the estimated service period and is included in other noncurrent liabilities in the accompanying balance sheets.

      PENSION PLANS

      In connection with the Windsor acquisition (Note 3), the Company became the sponsor of three defined benefit plans covering hourly and salaried employees. Benefits are based on years of service and/or compensation. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes and meets minimum funding standards, using an actuarial cost method and assumptions which are different from those used for financial reporting. Plan assets are invested primarily in equity and income securities. Net pension expense from the date of acquisition through December 31, 1997 was $29.

      The following table sets forth the plans' funded status and amounts recognized as other noncurrent liabilities in the accompanying balance sheet at December 31, 1997:

                                                                                    PLAN ASSETS          ABO
                                                                                      EXCEED           EXCEEDS
                                                                                        ABO          PLAN ASSETS
                                                                                    -----------      -----------
       Actuarial present value of benefit obligations:
           Vested benefit obligation                                                    $  718           $  880
           Nonvested benefit obligation                                                    157              220
                                                                                        ------           ------
       Accumulated benefit obligation                                                      875            1,100
       Effect of future compensation levels                                                455                0
                                                                                        ------           ------
       Projected benefit obligation for service rendered to date                         1,330            1,100
       Plan assets at fair value                                                           965              670
                                                                                        ------           ------
       Plan assets less than the projected benefit obligation/accrued
           liability at December 31, 1997                                               $ (365)          $ (430)
                                                                                        ======           ======

      For the period presented, the discount rate used to determine the projected benefit obligation was 7%, the assumed growth in compensation is 5%, and the expected long-term rate of return on plan assets is 8.5%.

      The Company does not provide any other significant postretirement or postemployment benefits.

  8.  COMMITMENTS AND CONTINGENCIES

      RELATED-PARTY TRANSACTION

      The Company has an agreement with an entity controlled by two of the Company's directors to provide financial and management consulting services. The Company paid $275 in 1997, 1996, and 1995 for annual consulting services. In November 1997, the agreement was amended whereby the annual fee was increased to $375 and the term was extended until March 2002. In addition to the annual fee, the entity is to receive $488 related to services rendered in connection with the Windsor Door acquisition. This amount is included in accrued liabilities in the accompanying balance sheet as of December 31, 1997.

      INSURANCE

      The Company participates in self-insured workers' compensation, general liability, and health insurance plans. Reserves are estimated for both reported and unreported claims using industry loss development factors. Revisions to estimated reserves are recorded in the period in which they become known. Estimated self-insurance reserves as of December 31, 1997 and 1996 totaling $5,592 and $4,711, respectively, represent management's best estimate. In the opinion of the Company's management, any future adjustments to estimated reserves will not have a material impact on the financial statements.

      LEASES

      The Company leases certain property, plant, and equipment under operating leases. Minimum future lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

            1998                                           $ 2,829
            1999                                             2,156
            2000                                             1,589
            2001                                             1,418
            2002                                             1,418
            Thereafter                                       5,310
                                                           -------
                          Total                            $14,720
                                                           =======

      Total rent expense for all operating leases was $4,296, $3,811, and $3,249 in 1997, 1996, and 1995, respectively.

      EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with six senior executives for terms expiring December 31, 2000. The agreements provide for severance, up to the longer of the remaining term of the agreement or one year, for termination of employment for any reason other than good cause.

      LITIGATION

      The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company's financial position, liquidity, or results of operations.

  9.  JOINT VENTURE

      In August 1995, the Company entered into a joint venture with China Renaissance Industries, L.P. to pursue the manufacture and sale of metal building systems in the People's Republic of China ("PRC") and certain countries in Southeast Asia (the "Joint Venture"). The Company has a 30% interest in the Joint Venture and exclusively licensed to the Joint Venture on a royalty-free basis the right to use certain elements of the Company's technology. The Company will receive a technology license fee of $1,500, of which it received $750 during 1995. The Company's portion of the Joint Venture's cumulative loss is $587 as of December 31, 1997 and is offset by deferred revenue from the technology license fee received during 1995. The Joint Venture completed construction of its initial manufacturing facility in the PRC during October 1996. At December 31, 1997 and 1996, the Company had $4,365 and $3,840, respectively, invested in the Joint Venture and has been included in other assets at December 31, 1997 and 1996, respectively.

10.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        1997
                                   --------------------------------------------
                                    FIRST       SECOND        THIRD     FOURTH
                                   QUARTER      QUARTER      QUARTER    QUARTER
                                   -------      -------      -------    -------

       Net sales                   $57,604      $78,509      $84,888    $102,386
       Operating income              2,690        7,350        7,950       8,846
       Interest expense                225          266          131         439
       Net income                    1,515        4,357        4,809       5,170
       Earnings per share:
           Basic                     $0.29        $0.82        $0.91       $0.98
            Diluted                   0.27         0.77         0.85        0.92


                                                          1996
                                       -----------------------------------------
                                        First      Second      Third      Fourth
                                       Quarter    Quarter     Quarter    Quarter
                                       -------    -------     -------    -------

       Net sales                       $48,180    $66,302     $78,171    $81,300
       Operating income                  1,849      5,690       5,917      6,926
       Interest (income) expense          (175)         2         164        152
       Net income                        1,245      3,499       3,537      4,166
       Earnings per share:
           Basic                         $0.20      $0.60       $0.65      $0.78
           Diluted                        0.19       0.56        0.61       0.74

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------

Directors

     The information set forth under the caption Proposal No. 1 - Election of Directors in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

     See "Part I - Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

--------------------------------------------------------------------------------

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

     The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

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

3.   Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.3, 10.17, 10.18, 10.19, 10.20, 10.21, 10.22, 10.29, 10.30, 10.31, 10.32, 10.33 and 10.34 are management contracts, compensatory plans or arrangements):

Exhibit No.    Description
-----------    -----------

2.1 Agreement of Purchase and Sale of Assets, dated as of October 24, 1997, by and between Windsor Door, Inc., as Purchaser, and United Dominion Industries, Inc.
               and WCGD, Inc., as Seller.(1)

2.2 Amendment to Agreement of Purchase and Sale of Assets, dated November 19, 1997, between Windsor Door, Inc. and United Dominion Industries, Inc. and WCGD, Inc.(2)

3.1            Restated Certificate of Incorporation, as amended.(3)

3.2            Amended and Restated By-laws.(3)

4.             Form of Common Stock Certificate.(3)

10.1           Stock Option Agreement, dated November 9, 1992, between Robert T.
               Ammerman and the Company, as amended.(3)

10.2 Amended and Restated Registration Rights Agreement, dated as of January 19, 1993, among the Company and certain of the Company's stockholders.(3)

10.3 Amended and Restated Management Agreement, dated as of November 25, 1997, between the Company and Sterling Ventures Limited.

10.4 Loan and Security Agreement, dated as of January 19, 1993, among the Company, as Borrower, StanChart Business Credit, Inc. and Continental Bank N.A., as Lenders, and StanChart Business Credit, Inc., as Agent for the Lenders.(3)

10.5 Amendment No. 1 to Loan and Security Agreement dated as of May 6, 1994, among the Company, LaSalle Business Credit, Inc. (successor-in-interest to StanChart Business Credit, Inc.), Continental Bank, N.A. and LaSalle Business Credit, Inc., as Agent for the Lenders.(4)

10.6 Amendment No. 2 to Loan and Security Agreement dated as of December 6, 1994, among LaSalle Business Credit, Inc. (successor-in-interest to StanChart Business Credit, Inc.), Bank of America Illinois (successor-in-interest to Continental Bank, N.A.) and LaSalle Business Credit Inc., as Agent for the Lenders.(5)

10.7 Net True Lease Agreement, dated September 22, 1986, between ABC Transportation Company and PACCAR Leasing Corporation and related Schedules.(3)

10.8 Master Maintenance Agreement between ABC Transportation Company and Eufaula Trucking Company.(3)

10.9 Term Lease Master Agreement, dated June 11, 1984, between American Buildings Company and IBM Credit Corporation and related Lease Supplements and Schedules.(3)

10.10 Commercial Building Lease, dated February 1, 1992, between USX Corporation and Polymer Coil Coaters, Inc. relating to Fairfield, Alabama leased real property.(3)

10.11 Commercial Building Lease, dated April 1, 1992, between USX Corporation and Polymer Coil Coaters, Inc., relating to Fairfield, Alabama leased real property.(3)

10.12 Commercial Building Lease, dated April 17, 1985, between USX Corporation and Polymer Coil Coaters, Inc., relating to Fairfield, Alabama leased property.(3)

10.13          Form of Spectrum Software License Agreement.(3)

10.14          Form of Builder Agreement.(3)

10.15          Form of Roofing Contractor Agreement.(3)

10.16          Form of Indemnity Agreement.(3)

10.17          1994 Stock Option Plan, as amended.

10.18          Form of Stock Option Agreement under 1994 Stock Option Plan.(3)

10.19          Stock Option Plan for Non-Employee Directors.(4)

10.20          Incentive Bonus Plan.(3)

10.21          Management Security Plan.(3)

10.22          Form of Non-Plan Stock Option Agreement.(3)

10.23 Industrial Development Authority of Mecklenburg County, Virginia Purchase Contract dated November 22, 1994, with the Company and Merchant Capital Corporation.(4)

10.24 Loan Agreement between Industrial Development Authority of Mecklenburg County, Virginia and the Company dated December 1, 1994.(4)

10.25          Form of Note (included in Loan Agreement).(4)

10.26 Remarketing Agreement dated as of December 1, 1994, among the Company, Merchant Capital Corporation, NationsBank of Virginia, N.A. and the Industrial Development Authority of Mecklenburg County, Virginia.(4)

10.27 Indenture of Trust between Industrial Development Authority of Mecklenburg County, Virginia and NationsBank of Virginia, N.A., as Trustee.(4)

10.28 Pledge Agreement, dated as of December 1, 1994, between the Company and LaSalle National Bank.(4)

10.29 Employment Agreement, dated as of January 1, 1998, between the Company and Robert T. Ammerman.

10.30 Employment Agreement, dated as of January 1, 1998, between the Company and Joel R. Voelkert.

10.31 Employment Agreement, dated as of January 1, 1998, between the Company and Roy L. Smith.

10.32 Employment Agreement, dated as of January 1, 1998, between the Company and Barry L. Milling.

10.33 Employment Agreement, dated as of January 1, 1998, between the Company and William R. Buchholz.

10.34 Employment Agreement as of January 1, 1998, between the Company and R. Charles Blackmon.

10.35 Amendment No. 3 to Loan and Security Agreement, dated May 10, 1995, between the Company and LaSalle Business Credit, Inc.(5)

10.36 Second Amended and Restated Loan Note, dated May 10, 1995, in principal amount of $35 million.(5)

10.37 Mortgage Modification Agreement, dated May 10, 1995, between the Company and LaSalle Business Credit,
               Inc.(5)

10.38 Limited Partnership Agreement of American Buildings Company Asia, L.P., dated August 15, 1995.(6)

10.39 Technology License Agreement between American Buildings Company Asia, L.P. and American Buildings Company International, Inc., dated August 15, 1995.(7)

10.40 Credit Agreement, dated as of December 4, 1997, among American Buildings Company, as Borrower, the several lenders from time to time party hereto, and Canadian Imperial Bank of Commerce, as Administrative Agent.(1)

10.41 First Amendment, dated as of December 15, 1997, to the Credit Agreement, dated as of December 4, 1997, among American Buildings Company, as Borrower, the several lenders from time to time party hereto, and Canadian Imperial Bank of Commerce, as Administrative Agent.(1)

10.42 Guarantee and Collateral Agreement, dated as of December 4, 1997, made by American Buildings Company and certain of its subsidiaries in favor of Canadian Imperial Bank of Commerce, as Administrative Agent.(1)

10.43 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Eufaula, Alabama).(1)

10.44 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Fairfield, Alabama).(1)

10.45 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (El Paso, Illinois).(1)

10.46 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Carson City, Nevada).(1)

10.47 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (La Crosse, Virginia).(1)

10.48 Mortgage from AMT/Beaman Corporation, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Liberty, North Carolina).(1)

10.49 Mortgage from Windsor Door, Inc., Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Little Rock, Arkansas).(1)

10.50 Mortgage from Windsor Door, Inc., Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Oliverhurst, California).(1)

11             Computation of Earnings Per Share.

21             Subsidiaries of the Company.

23             Consent of Arthur Andersen LLP.

                           (b)      Reports on Form 8-K.

                                    Current Report on Form 8-K, dated December
                                    4, 1997, reporting the Company's acquisition of the Windsor Door Division of United Dominion Industries, Inc. and the Company's new credit facility.

                           (c)      Exhibits.
                                    See (a)(3) above.

----------

(1) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(2) Incorporated by reference to Exhibits to the Current Report on Form 8-K dated December 4, 1997.

(3) Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 33- 76054).

(4) Incorporated by reference to Exhibits to the Annual Report on Form 10-K for the year ended December 31, 1994.

(5) Incorporated by reference to Exhibits to the Registration Statement on Form S-3 (Registration No. 33- 94082).

(6) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the period ended September 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN BUILDINGS COMPANY

                                   By:   /s/ ROBERT T. AMMERMAN
                                         ---------------------------------------
                                         Robert T. Ammerman,
                                         President and Chief Executive Officer

March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                Title                           Date
         ---------                -----                           ----

/s/ ROBERT T. AMMERMAN
----------------------------
Robert T. Ammerman                Chief Executive                 March 23, 1998
                                  Officer and Director

/s/ R. CHARLES BLACKMON, JR.
----------------------------
R. Charles Blackmon, Jr.          Executive Vice President -      March 23, 1998
                                  Chief Financial Officer
                                  (principal financial
                                  officer)

/s/ ANNE M. SAVAGE
----------------------------
Anne M. Savage                    Controller (principal           March 23, 1998
                                  accounting officer)

/s/ WILLIAM L. SELDEN
----------------------------
William L. Selden                 Chairman of the Board           March 23, 1998
                                  and Director

/s/ HAROLD LEVY
----------------------------
Harold Levy                       Director                        March 23, 1998

/s/ DOUGLAS L. NEWHOUSE
----------------------------
Douglas L. Newhouse               Director                        March 23, 1998


----------------------------
Ralph Saul                        Director                        March __, 1998

/s/ ROBERT F. SHAPIRO
----------------------------
Robert F. Shapiro                 Director                        March 23, 1998

/s/ KENDRICK R. WILSON, III
----------------------------
Kendrick Wilson, III              Director                        March 23, 1998

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
American Buildings Company:

We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated February 10, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) hereof is the responsibility of management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
--------------------------
ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 10, 1998

                                                                     SCHEDULE II

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                                              Additions
                                                               ---------------------------------------

                                                                     Charged
                                                                    (Credited)
                                                  Balance at         to Costs           Charged                              Balance
                                                  Beginning             and             to Other                              at End
                                                   of Year           Expenses           Accounts         Deduction(2)        of Year
                                             ---------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts                   $3,345            $ (183)          $1,405(1)            $(192)            $4,375
                                             ---------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts                   $2,589            $1,067              $ 0               $(311)            $3,345
                                             ---------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts                   $1,768            $1,577              $ 0               $(756)            $2,589
                                             ---------------------------------------------------------------------------------------

----------

(1)  Represents the allowance recorded in conjunction with acquired companies.

(2)  Charges to the allowance for purposes for which the allowance was created.