Form 10-Q
period 1998-03-31
AMERICAN BUILDINGS CO /DE/
filed 1998-05-13
CIK 799208

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

            [ X ] Quarterly Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            [ ] Transition Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

             For the transition period from _________ to __________

                         Commission File Number 0-23688

                           AMERICAN BUILDINGS COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                63-0931058
------------------------------                            ----------------------
State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

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

                                 NOT APPLICABLE
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_}

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: MAY 4, 1998 - 5,287,257 SHARES.
================================================================================

                                      INDEX

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                                                                     Page Number
                                                                     -----------
PART  1. Financial Information

   ITEM  1.  Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets-
             March 31, 1998 and December 31, 1997                         2

             Condensed Consolidated Statements of Income-
             Three months ended March 31, 1998 and 1997                   3

             Condensed Consolidated Statements of Cash Flows-
             Three months ended March 31, 1998 and 1997                   4

             Notes to Condensed Consolidated Financial Statements         5

   ITEM  2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          7

PART II.     Other Information

   ITEM  6.  Exhibits and Reports on Form 8-K                            11

                  AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                          1996                  1997
                                                                                         --------             --------
                                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash (including restricted cash of $7,239 and $10,624 in 1998 and 1997)               $ 11,733             $ 16,560
   Accounts receivable, net of allowance for doubtful accounts of $4,279 and $4,375
      in 1998 and 1997, respectively                                                       53,609               61,574
   Inventories                                                                             35,473               32,159
   Other                                                                                    6,989                5,914
                                                                                         --------             --------
            Total current assets                                                          107,804              116,207

PROPERTY, PLANT, AND EQUIPMENT, NET                                                        54,239               54,607

DEFERRED INCOME TAXES                                                                         892                  892

GOODWILL, NET                                                                              29,504               29,669

OTHER ASSETS, NET                                                                           8,914                8,676
                                                                                         --------             --------
            TOTAL ASSETS                                                                 $201,353             $210,051
                                                                                         ========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                  $ 12,453             $ 13,866
   Accounts payable                                                                        39,029               44,958
   Accrued liabilities                                                                     17,169               19,109
   Accrued income taxes                                                                       720                1,166
                                                                                         --------             --------
            Total current liabilities                                                      69,371               79,099

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                  70,612               71,407

OTHER NONCURRENT LIABILITIES                                                                3,827                3,749

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 4,000 shares authorized, no shares issued and
      outstanding at 1998 and 1997                                                             --                   --
   Common stock, $.01 par value; 25,000 shares authorized, 6,352 and 6,339 shares
      issued at 1998 and 1997, respectively                                                    64                   63
   Additional paid-in capital                                                              31,560               31,448
   Retained earnings                                                                       54,370               52,736
                                                                                         --------             --------
                                                                                           85,994               84,247

   Less Treasury stock, at cost (1,069 shares at
      March 31, 1998 and December 31, 1997)                                               (28,451)             (28,451)
                                                                                         --------             --------
            Total stockholders' equity                                                     57,543               55,796
                                                                                         --------             --------
                                                                                         $201,353             $210,051
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

                  AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                              1998        1997
                                                             -------     -------
NET SALES                                                    $97,770     $57,604
COSTS AND EXPENSES:
  Cost of sales                                               83,853      48,843
  Selling, general, and administrative                         9,984       6,071
                                                             -------     -------
                                                              93,837      54,914

OPERATING INCOME                                               3,933       2,690

INTEREST EXPENSE                                               1,276         225
                                                             -------     -------

INCOME BEFORE PROVISION FOR INCOME TAXES                       2,657       2,465

PROVISION FOR INCOME TAXES                                     1,023         950
                                                             -------     -------

NET INCOME                                                   $ 1,634     $ 1,515
                                                             =======     =======

EARNINGS PER SHARE:
  Basic                                                      $   .31     $   .29
                                                             =======     =======
  Diluted                                                    $   .29     $   .27
                                                             =======     =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                        5,273       5,316
                                                             =======     =======
  Diluted                                                      5,633       5,666
                                                             =======     =======

See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                  (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   --------------------
                                                                     1998        1997
                                                                   --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  1,634     $ 1,515
                                                                   --------     -------
  Adjustments to reconcile net income to net cash used for
    operating activities:
      Depreciation and amortization                                   2,352       1,202
      Changes in assets and liabilities:
        Accounts receivable, net                                      7,965       8,015
        Inventories                                                  (3,314)     (1,048)
        Accounts payable                                             (5,929)    (10,586)
        Accrued liabilities and taxes                                (2,386)         34
        Other working capital changes                                (1,075)       (382)
        Other, net                                                      (99)        (17)
                                                                   --------     -------
          Total adjustments                                          (2,486)     (2,782)
          Net cash used for operating activities                       (852)     (1,267)
                                                                   --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                        (1,745)     (2,618)
  Decrease in restricted cash                                            --          66
  Investment in China Joint Venture                                    (135)       (375)
                                                                   --------     -------
          Net cash used for investing activities                     (1,880)     (2,927)
                                                                   --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                113          44
  Long-term debt payments                                               (98)         --
  Net change in revolving credit facility                            (2,110)      4,150
                                                                   --------     -------
          Net cash (used for) provided by financing activities       (2,095)      4,194
                                                                   --------     -------
NET DECREASE IN CASH                                                 (4,827)         --

CASH AT BEGINNING OF PERIOD                                          16,560          --
                                                                   --------     -------
CASH AT END OF PERIOD                                              $ 11,733     $    --
                                                                   ========     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest                                           $    782     $   220
                                                                   ========     =======

  Cash paid for income taxes                                       $  1,488     $ 1,562
                                                                   ========     =======

See notes to consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. The accounting policies continue unchanged from December 31, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.   Inventories consisted of the following:

                                          MARCH 31,               DECEMBER 31,
                                           1998                      1997
                                  -------------------      --------------------

Raw materials                     $            23,282      $             20,511
Work in process                                 5,059                     5,126
Finished goods                                  7,765                     7,239

                                  -------------------      --------------------
                                  $            36,106      $             32,876

Allowance to state
Inventories at LIFO cost                         (633)                     (717)
                                  -------------------      --------------------
                                  $            35,473      $             32,159
                                  ===================      ====================

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             (UNAUDITED) - CONTINUED

3. Included in accrued liabilities are estimated insurance claims for the self-insured portion of workers' compensation, property, casualty, and health insurance plans totaling $6,104 and $5,592 at March 31, 1998 and December 31, 1997, respectively.

4. Certain prior year amounts have been reclassified to conform with current year presentation.

5. On December 7, 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate which averaged 3.5% for the first quarter of 1998, and 1997. Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature December 1, 2004 and are subject to mandatory sinking fund redemption of $970 per year and are subject to mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure. The balance of the IDA bonds, including current portion, was $6,790 at March 31, 1998 and December 31, 1997.

6. On December 4, 1997, the Company completed the acquisition of certain net assets of Windsor Door for approximately $58,000. Concurrent with the Windsor acquisition, the Company canceled its previous revolving credit facility and entered into a comprehensive credit facility ("Credit Facility") with a bank. The Credit Facility includes a $40,000 term loan facility and a revolving credit facility with maximum borrowings of $75,000. The revolving credit facility availability is based on borrowings outstanding as well as amounts outstanding under Letters of Credit. At March 31, 1998, borrowings outstanding on the revolving credit facility were $35,700. Interest is payable at the Eurodollar rate plus 1% (6.6% at March 31, 1998) for the entire revolver balance. The Company is required to pay a fee of .25% per year for the unused portion of the facility and 1.125% per year on outstanding Letters of Credit. The Credit Facility is collateralized by substantially all of the company's assets and requires the company to maintain certain financial ratio covenants on a quarterly basis.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1998

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; and product line growth together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties, and factors include, but are not limited to, industry cyclicality, fluctuations in customer demand and order patterns, the seasonal nature of the business, changes in pricing or other actions by competitors, and general economic conditions as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Net sales for the quarter ended March 31, 1998 increased 69.7% to $97.8 million from $57.6 million in the same period a year ago. Approximately $22.2 million or 38.5% of the 69.7% increase in net sales was due to the acquisition of Windsor Door in December 1997. Gross margins decreased to 14.2% in the current quarter compared to 15.2% in the corresponding quarter of 1997 primarily due to the addition of Windsor Door, which operates at lower gross margins in the first and second quarters of the year due to the normal seasonality of its business, a loss at American Modular Technologies ("AMT") in the current quarter as a result of inadequate volume, compared to a profit in the first quarter of 1997 and higher material, labor and burden costs in the Construction Products Group. Backlog at March 31, 1998 increased 27% to $114.0 million from $89.9 million at March 31, 1997. Backlog excluding Windsor Door is $112.1 million, which is an increase of 25% over the first quarter of 1997. Selling, general and administrative expenses increased by 64.4% to $10.0 million in the first quarter of 1998 from $6.1 million in the first quarter of 1997. The increase is primarily the result of the acquisition of Windsor Door in December 1997 (including its normal selling, general and administrative expenses as well as the amortization of the goodwill associated with the purchase), as well as higher commission costs and certain other volume-related costs resulting from the higher sales volume in the first quarter of 1998. As a percent of net sales, these expenses were 10.2% in 1998 compared to 10.5% in the first quarter of 1997. Operating income improved 46.2% to $3.9 million in the first quarter of 1998 compared to $2.7 million in the same quarter of 1997. The Company had net interest expense for the quarter ended March 31, 1998 of $1.3 million compared to $.2 for the comparable period in 1997. The increase in interest expense resulted primarily from the Company's financing of the Windsor Door purchase in December 1997. Net income for the current quarter increased 7.9% to $1.6 million from $1.5 million in the first quarter of last year.

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

Net cash used for operations was $.9 million in the first quarter of 1998 compared to $1.3 million in the first quarter of 1997. The improvement for 1998 resulted primarily from improved earnings and higher depreciation and amortization partially offset by an increase in working capital compared to a year ago.

Net cash used for investing activities was $1.9 million for the three months ended March 31, 1998 compared to $2.9 million for the three months ended March 31, 1997. In the 1998 period, primarily all investing activities were for additions to property, plant and equipment. The Company did make a small additional investment in its China joint venture of $.1 bringing its total investment to $4.5 million. In the 1997 period, the Company invested an additional $.4 million in its China joint venture as well as spent $2.6 million for additions to plant, property and equipment.

Net cash (used for) provided by financing activities was ($2.1) million for the quarter ended March 31, 1998 compared to $4.2 million for the quarter ended March 31, 1997. In 1998, this was primarily the result of net repayments made to the Company's revolving credit facility (the "Revolver"). At December 31, 1997, the Company had Restricted Cash of $10.6 million which represented funds held by its prior lender to collateralize letters of credit which had been issued by that lender until replacement letters of credit could be issued by its new lender. During the first quarter of 1998, $3.4 million of this collateral was returned to the Company as the replacement letters of credit were issued and the Revolver was reduced accordingly. The Company also borrowed approximately $1.3 million under the Revolver to finance operating needs during the quarter. In 1997, this was primarily the result of $4.2 million of borrowings under its Revolver.

The Company currently has budgeted an aggregate of $11.6 million for capital expenditures in 1998, consisting of $2.0 million for the new technical and business systems, $.4 million to complete the Virginia manufacturing facility and $9.2 million primarily for machinery and equipment at its other existing facilities, including the Windsor Door facilities purchased in December 1997. The Company expects to be able to fund these expenditures from cash provided by operations and borrowings under its Credit Facility described below. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

At March 31, 1998, the Company's outstanding debt (including current portion) was $83.1 million, consisting of $40.0 million of borrowings outstanding under its Term loan, $35.7 million of borrowings under the revolving portion of its credit facility and $6.8 million of Industrial Revenue Bonds which are subject to mandatory sinking fund requirements of approximately $1.0 million per year through December 1, 2004.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

In December 1997, the Company purchased certain net assets of Windsor Door ("Windsor") for $59.0 million, including transaction costs of $1.0 million. Pursuant to the terms of the purchase agreement, the purchase price is subject to further adjustment once a final determination is made for the amount of working capital transferred as of the date of closing. This adjustment is expected to be made in the second or third quarter of 1998. The transaction was accounted for as a purchase and the cost of the acquisition was allocated to the assets and liabilities based on their estimated respective fair values. The total cost of the acquisition, which was financed by proceeds from the Company's Credit Facility, exceeded the fair value of net assets acquired by $29.7 million which was assigned to goodwill and is being amortized over forty years.

Concurrent with the purchase of Windsor in December 1997, the Company replaced its previous revolving credit facility with a revolving credit and term loan facility ("Credit Facility") with Canadian Imperial Bank of Commerce ("CIBC"), as administrative agent, and certain other lenders. The Credit Facility includes a $40 million term loan facility and a revolving credit facility ("Revolver") with maximum borrowings of $75 million, including a $30 million letter of credit sub-facility and a $5 million swingline sub-facility. On December 4, 1997, the full amount of the term loan was borrowed to finance part of the Windsor acquisition. The term loan requires semiannual principal payments commencing July 1998 of $2 million to $9 million, with a final payment due January 2003. Also on December 4, 1997 $19.0 million of the Revolver was borrowed to finance the balance of the Windsor acquisition and $10.6 million of the Revolver was borrowed to cash collateralize outstanding letters of credit which had been issued by the Company's prior lender until replacement letters of credit could be issued by CIBC. As of March 31, 1998, $7.2 million of Revolver proceeds remain as restricted cash on the accompanying Condensed Consolidated Balance Sheets. This amount of borrowing has been included in current portion of long-term debt as the Company intends to repay the Credit Facility as soon as the remaining replacement letters of credit are issued and the underlying cash collateral is returned by the previous lender. The Credit Facility expires on January 3, 2003 and bears interest at a rate equal to, at the option of the Company, either: (1) in the case of Eurodollar loans, the sum of the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by the Company plus a margin of between one-half percent and one and one-half percent, depending on the Company's consolidated leverage and interest coverage ratios (as defined in the credit agreement) or (2) the higher of (a) CIBC's prime or base rate or (b) one-half percent plus the latest overnight federal funds rate. At March 31, 1998 all borrowings under the Credit Facility of $75.7 million were at the Eurodollar rate of 6.6%. Interest is payable quarterly in the case of base rate loans and on maturity dates or every three months, whichever is shorter, in the case of Eurodollar loans. The Company is required to pay a fee of .25% per year for the unused portion of the Credit Facility and 1.125% per year on outstanding letters of credit. At March 31, 1998 there were $9.6 million of outstanding letters of credit, including a $6.9 million letter of credit in favor of the Trustee for the IDA bonds. The Credit Facility is guaranteed by all of the Company's domestic subsidiaries and collateralized by substantially all of the Company's assets, and requires the Company to maintain certain

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

financial ratio covenants. The Credit Facility limits the Company's ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem the Company's stock and to merge or consolidate with any other entity and provides the lender with the right to require the payment of all amounts outstanding under the Credit Facility if a change in control of the Company occurs.

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

                           PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K

                           (a)      Exhibits

                                    11.     Computation of Earnings Per Share
                                    27.     Financial Data Schedule

                           (b)      Reports on Form 8-K

                                    Current Report on Form 8-K/A dated December
                                    4, 1997 and filed February 13, 1998,
                                    reporting the Company's acquisition of the Windsor Door Division of United Dominion Industries, Inc. and the Company's new credit facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              AMERICAN  BUILDINGS  COMPANY

Date May 12, 1998                             /s/ ROBERT T. AMMERMAN
     ------------------------                 ----------------------------
                                              Robert T. Ammerman
                                              Chief Executive Officer


Date May 12, 1998                             /s/ R. CHARLES BLACKMON, JR.
     ------------------------                 ----------------------------
                                              R. Charles Blackmon, Jr.
                                              Executive Vice President,
                                              Chief Financial Officer