Form 10-Q
period 1998-06-30
AMERICAN BUILDINGS CO /DE/
filed 1998-08-12
CIK 799208

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

           [X]   Quarterly Report Pursuant To Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998


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

                                Yes  X    No
                                    ---      ---


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AUGUST 6, 1998 -- 5,288,933 SHARES.

================================================================================

                                      INDEX

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                                                                     Page Number
                                                                     -----------
PART 1. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited)

               Condensed Consolidated Balance Sheets --
                 June 30, 1998 and December 31, 1997 .................      2

               Condensed Consolidated Statements of Income--
                 Three months ended June 30, 1998 and 1997;
                 Six months ended June 30, 1998 and 1997 .............      3

               Condensed Consolidated Statements of Cash Flows--
                 Six months ended June 30, 1998 and 1997 .............      4

               Notes to Condensed Consolidated Financial Statements ..      5


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...................      7

PART II. OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....     11

     ITEM 5. OTHER MATTERS ...........................................     11

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................     12


                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In Thousands)

                                                                                    June 30,         December 31,
                                                                                      1998               1997
                                                                                  -----------        ------------
                                                                                  (Unaudited)

                                             ASSETS
CURRENT ASSETS:
   Cash (including restricted cash of $328 and $10,624 in 1998 and 1997) .......    $  4,679            $ 16,560
   Accounts receivable, net of allowance for doubtful
     accounts of $4,196 and $4,375 in 1998 and 1997, respectively ..............      63,758              61,574
   Inventories .................................................................      36,009              32,159
   Other .......................................................................       8,007               5,914
                                                                                    --------            --------
     Total current assets ......................................................     112,453             116,207
PROPERTY, PLANT AND EQUIPMENT, net .............................................      54,360              54,607
DEFERRED INCOME TAXES ..........................................................         892                 892
GOODWILL, net ..................................................................      28,387              29,669
OTHER ASSETS, net ..............................................................       9,013               8,676
                                                                                    --------            --------
     TOTAL ASSETS ..............................................................    $205,105            $210,051
                                                                                    ========            ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt ........................................    $  5,540            $ 13,866
   Accounts payable ............................................................      42,616              44,958
   Accrued liabilities .........................................................      19,737              19,109
   Accrued income taxes ........................................................         422               1,166
                                                                                    --------            --------
     Total current liabilities .................................................      68,315              79,099

LONG-TERM DEBT, net of current maturities ......................................      71,565              71,407
OTHER NONCURRENT LIABILITIES ...................................................       3,904               3,749

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 4,000 shares authorized,
     no shares issued and outstanding at 1998 and 1997 .........................         --                   --
   Common stock, $.01 par value; 25,000 shares authorized,
     6,357 shares and 6,339 shares issued at 1998 and 1997, respectively .......          64                  63
   Additional paid-in capital ..................................................      31,635              31,448
   Retained earnings ...........................................................      58,073              52,736
                                                                                    --------            --------
                                                                                      89,772              84,247
   Less-Treasury stock, at cost (1,069 shares at
     June 30, 1998 and December 31, 1997) .......................................    (28,451)            (28,451)
                                                                                    --------            --------
     Total stockholders' equity ................................................      61,321              55,796
                                                                                    --------            --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................    $205,105            $210,051
                                                                                    ========            ========

See notes to condensed consolidated financial statements.


                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                    (In Thousands, Except Per Share Amounts)

                                                               Three months ended               Six months ended
                                                                    June 30,                         June 30,
                                                            -------------------------         -------------------------
                                                               1998            1997             1998            1997
                                                            ---------         -------         ---------       ---------
NET SALES ................................................   $111,762         $78,509          $209,532       $136,113
COSTS AND EXPENSES:
   Cost of sales .........................................     94,885          64,231           178,738        113,074

   Selling, general, and administrative ..................      9,623           6,928            19,607         12,999
                                                             --------         -------          --------       --------
                                                              104,508          71,159           198,345        126,073

OPERATING INCOME .........................................      7,254           7,350            11,187         10,040

INTEREST EXPENSE .........................................      1,234             266             2,510            491
                                                             --------         -------          --------       --------
INCOME BEFORE PROVISION FOR INCOME TAXES .................      6,020           7,084             8,677          9,549

PROVISION FOR INCOME TAXES ..............................       2,317           2,727             3,340          3,677
                                                             --------         -------          --------       --------
NET INCOME ...............................................   $  3,703         $ 4,357          $  5,337       $  5,872
                                                             ========         =======          ========       ========
EARNINGS PER SHARE:
     Basic ...............................................   $    .70         $   .82          $   1.01       $   1.11
                                                             ========         =======          ========       ========
     Diluted .............................................   $    .65         $   .77          $    .94       $   1.04
                                                             ========         =======          ========       ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic ...............................................      5,288           5,305             5,281          5,310
                                                             ========         =======          ========       ========
     Diluted .............................................      5,695           5,658             5,666          5,661
                                                             ========         =======          ========       ========


See notes to condensed consolidated financial statements.


                  AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In Thousands)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                      ---------------------
                                                                                        1998        1997
                                                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................      $  5,337     $ 5,872
                                                                                      --------     -------
   Adjustments to reconcile net income to net cash (used for)
      provided by operating activities:
          Depreciation and amortization ........................................         4,712       2,409
          Changes in assets and liabilities:
             Accounts receivable, net ..........................................        (3,899)        611
             Inventories .......................................................        (3,850)       (281)
             Accounts payable ..................................................        (2,219)     (6,456)
             Accrued liabilities and taxes .....................................          (116)      1,641
             Other working capital changes .....................................        (2,093)        305
             Other, net ........................................................          (205)        (69)
                                                                                      --------     -------
                Total adjustments ..............................................        (7,670)     (1,840)
                                                                                      --------     -------
                Net cash (used for) provided by operating activities ...........        (2,333)      4,032
                                                                                      --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment .................................        (3,969)     (4,379)
   Investment in China Joint Venture ...........................................          (135)       (525)
   Cash settlement - Windsor Door purchase .....................................         2,536          --
   Other .......................................................................            --         119
                                                                                      --------     -------
                Net cash used for investing activities .........................        (1,568)     (4,785)
                                                                                      --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit facility .....................................        (6,010)      1,676
   Long-term debt payments .....................................................        (2,158)         --
   Purchase of treasury stock ..................................................            --      (1,083)
   Proceeds from issuance of common stock ......................................           188         160
                                                                                      --------     -------
                Net cash (used for) provided by financing activities ...........        (7,980)        753
                                                                                      --------     -------
NET DECREASE IN CASH ...........................................................       (11,881)        --
CASH AT BEGINNING OF PERIOD ....................................................        16,560         --
                                                                                      --------     -------
CASH AT END OF PERIOD ..........................................................      $  4,679     $   --
                                                                                      ========     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest ......................................................      $  2,219     $   495
                                                                                      ========     =======
   Cash paid for income taxes ..................................................      $  4,060     $ 4,114
                                                                                      ========     =======


See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and cash flows for the three and six months ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. The accounting policies continue unchanged from December 31, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


2. Inventories consisted of the following:

                                                       June 30,     December 31,
                                                        1998           1997
                                                       -------      -----------
Raw materials ...................................      $24,316        $20,511
Work in process .................................        4,136          5,126
Finished goods ..................................        8,228          7,239
                                                       -------        -------
                                                       $36,680        $32,876

Allowance to state
  Inventories at LIFO cost ......................         (671)          (717)
                                                       -------        -------
                                                       $36,009        $32,159
                                                       =======        =======

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Per Share Data)
                            (Unaudited) -- Continued


3. Included in accrued liabilities are estimated insurance claims for the self-insured portion of workers' compensation, property, casualty, and health insurance plans totaling $7,031 and $5,592 at June 30, 1998 and December 31, 1997, respectively.

4. Certain prior year amounts have been reclassified to conform with current year presentation.

5. On December 7, 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate which averaged 4.0% and 3.8% for the second quarter and first half of 1998, respectively, compared to 4.1% and 3.8% for the second quarter and first half of 1997, respectively. Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature December 1, 2004 and are subject to mandatory sinking fund redemption of $970 per year and are subject to mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure. The balance of the IDA bonds, including current portion, was $6,790 at June 30, 1998 and December 31, 1997.

6. On December 4, 1997, the Company completed the acquisition of certain net assets of Windsor Door for approximately $59,000, including transaction costs of $1,000. In June 1998, the Company finalized the working capital adjustment contained in the Windsor Door purchase agreement. In connection therewith, the Company received $2,536 in cash, which resulted in a reduction of goodwill of $944. Concurrent with the Windsor acquisition, the Company canceled its previous revolving credit facility and entered into a comprehensive credit facility ("Credit Facility") with a bank. The Credit Facility includes a $38,000 term loan facility and a revolving credit facility with maximum borrowings of $75,000. The revolving credit facility availability is based on borrowings outstanding as well as amounts outstanding under Letters of Credit. At June 30, 1998, borrowings outstanding on the revolving credit facility were $31,800. Interest is payable at the Eurodollar rate plus 1% (6.6% at June 30, 1998) for the entire revolver balance. The Company is required to pay a fee of .25% per year for the unused portion of the facility and 1.125% per year on outstanding Letters of Credit. The Credit Facility is collateralized by substantially all of the Company's assets and requires the Company to maintain certain financial ratio covenants on a quarterly basis.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1998


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


RESULTS OF OPERATIONS

   QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

Net sales for the quarter ended June 30, 1998 increased 42.4% to $111.8 million from $78.5 million in the same period a year ago. Gross margins decreased to 15.1% in the current quarter from 18.2% in the corresponding quarter of 1997 primarily as a result of a loss at the American Modular Technologies (AMT) division as a result of inadequate volume, compared to a profit in the second quarter of 1997, higher depreciation in the Construction Products Group, the addition of Windsor Door ("Windsor") in December 1997, which operates at lower gross margins in the first and second quarters of the year due to the normal seasonality of its business, and higher material costs and, to a lesser extent, higher labor and burden costs in the Construction Products Group. Backlog at June 30, 1998 was $131.1 million, up 31.6% over backlog of $99.6 million at June 30, 1997. Backlog excluding Windsor was $128.5 million at June 30, 1998, which is an increase of 29.0% over the second quarter of 1997. Selling, general and administrative expenses increased by 38.9% to $9.6 million in the second quarter of 1998 from $6.9 million in the second quarter of 1997. The increase is primarily the result of the acquisition of Windsor (including its normal selling, general and administrative expenses as well as amortization of the goodwill associated with the purchase) and higher commission costs and certain other volume-related costs resulting from the higher sales volume in the second quarter of 1998 compared to a year ago. As a percent of net sales, these expenses improved to 8.6% in 1998 compared to 8.8% in the second quarter of 1997. Operating income decreased 1.3% to $7.3 million in the second quarter of 1998 compared to $7.4 million in the same quarter of 1997. The Company had interest expense of $1.2 million for the second quarter of 1998 compared to $.3 million in the corresponding quarter of last year. The increase in interest expense resulted primarily from the Company's financing of the Windsor Door acquisition in December 1997. Net income for the current quarter was $3.7 million compared to $4.4 million in the second quarter of last year.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net sales for the six months ended June 30, 1998 increased 53.9% to $209.5 million from $136.1 million in the first half of 1997. Gross margins decreased to 14.7% from 16.9% in the comparable period of 1997 for the same reasons previously discussed.

Operating income in the first half of 1998 increased 11.4% to $11.2 million from $10.0 million for the same period last year. Interest expense for the first six months of 1998 was $2.5 million compared to $.5 million in the first half of 1997 primarily due to the financing of the Windsor Door acquisition in December 1997. Net income for the first six months of 1998 was $5.3 million compared to $5.9 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, bank borrowings and sales of its debt and equity securities.

Net cash (used for) provided by operating activities was ($2.3) million in the first half of 1998 compared to $4.0 million in the first half of 1997. Net income plus depreciation and amortization was $10.0 million and $8.3 million in the same periods, respectively. The decrease for 1998 resulted primarily from the increase in the Company's investment in working capital required to support its higher volumes.

Net cash used for investing activities was $1.6 million for the six months ended June 30, 1998 compared to $4.8 million for the six months ended June 30, 1997. In the 1998 period, the Company invested $4.0 million in additions to property, plant and equipment, increased its investment in its joint venture in the People's Republic of China by $.1 million, bringing its total capital investment in the joint venture to $4.5 million, and received $2.5 million in final settlement of the working capital acquired at the time of closing of the Windsor Door acquisition. In the 1997 period, the Company invested $4.4 million in additions to property, plant and equipment and increased its investment in its joint venture in the People's Republic of China by $.5 million.

Net cash (used for) provided by financing activities was ($8.0) million for the six months ended June 30, 1998 compared to $.8 million for the six months ended June 30, 1997. In 1998, this was primarily the result of net Revolver repayments of $6.0 million and scheduled long-term debt repayments of $2.2 million. At December 31, 1997, the Company had restricted cash of $10.6 million which represented funds held by its prior lender to collateralize letters of credit which had been issued by that lender until replacement letters of credit could be issued by its new lender. During the first half of 1998, $10.3 million of this collateral was returned to the Company as the replacement letters of credit were issued and the Revolver was reduced accordingly. The Company also borrowed approximately $4.3 million

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


under the Revolver to finance its operating needs during the six months ended June 30, 1998. Net cash provided by financing activities in the 1997 period was primarily the result of net Revolver borrowings of $1.7 million and treasury stock purchases of $1.1 million for 39,000 shares of the Company's Common Stock pursuant to the Board of Directors' authorization.

At June 30, 1998, the Company's outstanding debt (including current portion) was $77.1 million, consisting primarily of $38.0 million of borrowings outstanding under its Term loan, $31.8 million of borrowings under the revolving portion of its credit facility and $6.8 million of Industrial Revenue Bonds which are subject to mandatory sinking fund requirements of approximately $1.0 million per year through December 1, 2004.

The Company currently has budgeted an aggregate of $11.6 million for capital expenditures in 1998, consisting of $2.0 million for the new technical and business systems, $.4 million to complete the Virginia manufacturing facility and $9.2 million primarily for machinery and equipment at its other existing facilities, including the Windsor Door facilities purchased in December 1997, of which $4.0 million was spent in the first half of 1998. The Company expects to be able to fund these expenditures from cash provided by operations and borrowings under its Credit Facility described below. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

In December 1997, the Company purchased certain net assets of Windsor Door ("Windsor") for $59.0 million, including transaction costs of $1.0 million. Pursuant to the terms of the purchase agreement, the purchase price was subject to further adjustment once a final determination was made for the amount of working capital transferred as of the date of closing. Cash of $2.5 million was received by the Company during the second quarter of 1998 in settlement of the working capital acquired upon the Windsor acquisition, bringing the adjusted purchase price to $56.5 million. The transaction was accounted for as a purchase and the cost of the acquisition was allocated to the assets and liabilities based on their estimated respective fair values. The adjusted total cost of the acquisition, which was financed by proceeds from the Company's Credit Facility, exceeded the fair value of net assets acquired by $28.8 million, which was assigned to goodwill and is being amortized over forty years.

Concurrent with the purchase of Windsor in December 1997, the Company replaced its previous revolving credit facility with a revolving credit and term loan facility ("Credit Facility") with Canadian Imperial Bank of Commerce ("CIBC"), as administrative agent, and certain other lenders. The Credit Facility included a $40 million term loan facility and a revolving credit facility ("Revolver") with maximum borrowings of $75 million, including a $30 million letter of credit sub-facility and a $5 million swingline sub-facility. On December 4, 1997, the full amount of the term loan was borrowed to finance part of the Windsor acquisition. The term loan requires semiannual principal payments commencing July 1998 of $2 million to $9 million, with a final payment due January 2003. Also on December 4, 1997, $19.0 million of the Revolver was borrowed to finance the balance of the Windsor acquisition and $10.6 million of the Revolver was borrowed to cash collateralize outstanding letters of credit which had

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Continued)


been issued by the Company's prior lender until replacement letters of credit could be issued by CIBC. As of June 30, 1998, $.3 million of Revolver proceeds remain as restricted cash on the accompanying Condensed Consolidated Balance Sheets. The Credit Facility expires on January 3, 2003 and bears interest at a rate equal to, at the option of the Company, either: (1) in the case of Eurodollar loans, the sum of the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by the Company plus a margin of between one-half percent and one and one-half percent, depending on the Company's consolidated leverage and interest coverage ratios (as defined in the credit agreement) or (2) the higher of (a) CIBC's prime or base rate or (b) one-half percent plus the latest overnight federal funds rate. At June 30, 1998 all borrowings under the Credit Facility of $69.8 million were at the Eurodollar rate of 6.6%. Interest is payable quarterly in the case of base rate loans and on maturity dates or every three months, whichever is shorter, in the case of Eurodollar loans. The Company is required to pay a fee of .25% per year for the unused portion of the Credit Facility and 1.125% per year on outstanding letters of credit. At June 30, 1998 there were $9.3 million of outstanding letters of credit, including a $6.9 million letter of credit in favor of the Trustee for the IDA bonds. The Credit Facility is guaranteed by all of the Company's domestic subsidiaries and collateralized by substantially all of the Company's assets, and requires the Company to maintain certain financial ratio covenants. The Credit Facility limits the Company's ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem the Company's stock and to merge or consolidate with any other entity and provides the lender with the right to require the payment of all amounts outstanding under the Credit Facility if a change in control of the Company occurs.

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

                          PART II -- OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        a.     The Annual Meeting of Stockholders was held on April 28, 1998.
        b.     Not Applicable.
        c. (i) The following persons, comprising the entire Board of Directors, were elected at the Annual Meeting pursuant to the following vote tabulations:

                                      VOTES FOR              VOTES WITHHELD
                                      ---------              ---------------
Robert T. Ammerman                    4,786,415                  225,422
William L. Selden                     4,786,437                  225,400
Harold Levy                           4,786,437                  225,400
Douglas L. Newhouse                   4,786,437                  225,400
Ralph S. Saul                         4,786,137                  225,700
Robert F. Shapiro                     4,786,437                  225,400
Kendrick R. Wilson, III               4,786,437                  225,400


          (ii) In addition to the election of Directors, a proposal to amend the American Buildings Company 1994 Stock Option Plan to increase the number of shares of Common stock which may be issued thereunder from 580,000 shares to 880,000 shares was approved, with 3,393,603 shares voted in favor, 499,878 voted against, 670,258 shares abstained and 448,098 broker non votes.

          iii In addition to the election of Directors and amendment to the American Buildings Company 1994 Stock Option Plan, proposals to amend the American Buildings Company Stock Option Plan for Non-Employee Directors to increase the number of options a Non-Employee Director receives on each anniversary date of his or her initial election to the Board from 1,500 shares to 5,000 shares and to increase the number of shares of common stock which may be issued thereunder from 160,000 shares to 260,000 shares were approved with 2,864,913 in favor, 993,568 against and 705,258 abstained and 448,098 broker non votes.

ITEM 5.1  Other Matters

          On August 5, 1998, the Company acquired through Windsor Door, Inc., its wholly-owned subsidiary, Rescom Overhead Doors, Inc., of Arcadia, California. Rescom is one of the largest residential overhead door distributors in the Southern California market and a long time customer of Windsor.

          Pursuant to newly adopted rules of the Securities and Exchange Commission, any stockholder who intends to present a proposal at the Company's 1999 Annual Meeting of Stockholders without requesting the Company to include such proposal in the Company's proxy statement should be aware that he must notify the Company not later than February 9, 1999 of his intention to present the proposal. Otherwise, the Company may exercise discretionary voting with respect to such stockholder proposal pursuant to authority conferred on the Company by proxies to be solicited by the Board of Directors of the Company and delivered to the Company in connection with the meeting.

ITEM 6. Exhibits and Reports on Form 8-K

          (a.) Exhibits
               11.0 Computation of Earnings Per Share
               27.0 Financial Data Schedule

          (b) The Company did not file any reports on form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AMERICAN  BUILDINGS  COMPANY



Date      August 11, 1998                  /s/ ROBERT T. AMMERMAN
     ----------------------------          -------------------------------------
                                           Robert T. Ammerman
                                           Chief Executive Officer

Date      August 11, 1998                  /s/ R. CHARLES BLACKMON, JR.
     ----------------------------          -------------------------------------
                                           R. Charles Blackmon, Jr.
                                           Executive Vice President
                                           Chief Financial Officer