Form 10-Q
period 1998-09-30
AMERICAN BUILDINGS CO /DE/
filed 1998-11-16
CIK 799208

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

                  For the quarterly period ended September 30, 1998


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

                                Yes  X    No
                                    ---      ---


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: NOVEMBER 11, 1998 -- 5,305,980 SHARES.

================================================================================

                                      INDEX

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                                                                     Page Number
                                                                     -----------

PART  1.    Financial Information


  ITEM  1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets-
            September 30, 1998 and December 31, 1997                      2

            Condensed Consolidated Statements of Income-
            Three months ended September 30, 1998 and 1997;
            Nine months ended September 30, 1998 and 1997                 3

            Condensed Consolidated Statements of Cash Flows-
            Nine months ended September 30, 1998 and 1997                 4

            Notes to Condensed Consolidated Financial Statements          5


  ITEM  2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           7


PART II.    Other Information

  ITEM 6.   Exhibits and Reports on Form 8-K                             12


                                       AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    (In Thousands)

                                                                                         September 30,   December 31,
                                                                                             1998           1997
                                                                                          ---------      ---------
                                                                                          (Unaudited)
                             ASSETS
CURRENT ASSETS:
   Cash (including restricted cash of  $10,624 in 1997) .............................     $   2,944      $  16,560
   Accounts receivable, net of allowance for doubtful
     accounts of $3,632 and $4,375 in 1998 and 1997, respectively ...................        71,208         61,574
   Inventories ......................................................................        39,314         32,159
   Other ............................................................................         8,029          5,914
                                                                                          ---------      ---------
     Total current assets ...........................................................       121,495        116,207

PROPERTY, PLANT AND EQUIPMENT, net ..................................................        54,725         54,607

DEFERRED INCOME TAXES ...............................................................           892            892

GOODWILL, net .......................................................................        30,752         29,669

OTHER ASSETS, net ...................................................................         9,456          8,676
                                                                                          ---------      ---------
     TOTAL ASSETS ...................................................................     $ 217,320      $ 210,051
                                                                                          =========      =========


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt .............................................     $   5,215      $  13,866
   Accounts payable .................................................................        41,788         44,958
   Accrued liabilities ..............................................................        21,591         19,109
   Accrued income taxes .............................................................         2,826          1,166
                                                                                          ---------      ---------
     Total current liabilities ......................................................        71,420         79,099

LONG-TERM DEBT, net of current maturities ...........................................        73,929         71,407
OTHER NONCURRENT LIABILITIES ........................................................         4,467          3,749

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 4,000 shares authorized,
     no shares issued and outstanding at 1998 and 1997 ..............................          --             --
   Common stock, $.01 par value; 25,000 shares authorized,
     6,374 shares and 6,339 shares issued at 1998 and 1997, respectively ............            64             63
   Additional paid-in capital .......................................................        31,735         31,448
   Retained earnings ................................................................        64,156         52,736
                                                                                          ---------      ---------
                                                                                             95,955         84,247
   Less-Treasury stock, at cost (1,069 shares at
    September 30, 1998 and December 31, 1997) .......................................       (28,451)       (28,451)
                                                                                          ---------      ---------
     Total stockholders' equity .....................................................        67,504         55,796
                                                                                          ---------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................     $ 217,320      $ 210,051
                                                                                          =========      =========

See notes to condensed consolidated financial statements.


                                            AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                             (UNAUDITED)

                                              (In Thousands, Except Per Share Amounts)


                                                                        Three months ended                    Nine months ended
                                                                           September 30,                         September 30,
                                                                   ---------------------------           ---------------------------
                                                                     1998               1997               1998              1997
                                                                   --------           --------           --------           --------
NET SALES ..............................................           $124,787           $ 84,888           $334,319           $221,001
COSTS AND EXPENSES:
   Cost of sales .......................................            104,308             69,632            283,046            182,706
   Selling, general, and administrative ................              9,310              7,306             28,917             20,305
                                                                   --------           --------           --------           --------
                                                                    113,618             76,938            311,963            203,011

OPERATING INCOME .......................................             11,169              7,950             22,356             17,990

INTEREST EXPENSE .......................................              1,279                131              3,789                622
                                                                   --------           --------           --------           --------

INCOME BEFORE PROVISION FOR INCOME TAXES ...............              9,890              7,819             18,567             17,368

PROVISION  FOR INCOME TAXES ............................              3,808              3,010              7,148              6,687
                                                                   --------           --------           --------           --------

NET INCOME .............................................           $  6,082           $  4,809           $ 11,419           $ 10,681
                                                                   ========           ========           ========           ========
EARNINGS  PER SHARE:
     Basic .............................................           $   1.15           $   0.91           $   2.16           $   2.02
                                                                   ========           ========           ========           ========
     Diluted ...........................................           $   1.08           $   0.85           $   2.02           $   1.89
                                                                   ========           ========           ========           ========


WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic .............................................              5,297              5,280              5,286              5,300
                                                                   ========           ========           ========           ========
     Diluted ...........................................              5,629              5,648              5,653              5,658
                                                                   ========           ========           ========           ========

See notes to condensed consolidated financial statements.


                             AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)

                                          (In Thousands)


                                                                             Nine months ended
                                                                               September 30,
                                                                          ----------------------
                                                                             1998          1997
                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................     $ 11,419      $ 10,681
                                                                          --------      --------
   Adjustments to reconcile net income to net cash (used for)
      provided by operating activities:
          Depreciation and amortization .............................        7,086         3,615
          Changes in assets and liabilities:
             Accounts receivable, net ...............................      (10,542)       (2,446)
             Inventories ............................................       (6,283)       (1,828)
             Accounts payable .......................................       (3,844)       (1,743)
             Accrued liabilities and taxes ..........................        2,761         5,138
             Other working capital changes ..........................       (2,088)       (2,314)
             Other, net .............................................         (139)           (5)
                                                                          --------      --------
                Total adjustments ...................................      (13,049)          417
                                                                          --------      --------
                Net cash (used for) provided by operating activities        (1,630)       11,098
                                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment ......................       (6,317)       (6,705)
   Investment in China Joint Venture ................................         (135)         (525)
   Cash settlement - Windsor Door purchase ..........................        2,536          --
   Rescom ...........................................................       (2,230)
   Other ............................................................         --             466
                                                                          --------      --------
                Net cash used for investing activities ..............       (6,146)       (6,764)
                                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit facility ..........................       (3,909)       (3,503)
   Long-term debt payments ..........................................       (2,220)         --
   Purchase of treasury stock .......................................         --             549
   Proceeds from issuance of common stock ...........................         --          (1,572)
                Net cash (used for) provided by  financing activities          289           192
                                                                          --------      --------
NET DECREASE IN CASH ................................................       (5,840)       (4,334)
                                                                          --------      --------
                                                                           (13,616)         --
CASH AT BEGINNING OF PERIOD
CASH AT END OF PERIOD ...............................................     $ 16,560          --
                                                                          --------      --------
                                                                          $  2,944          --
                                                                          ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for interest ...........................................     $  3,501      $    669
                                                                          ========      ========
   Cash paid for income taxes .......................................     $  5,698      $  7,360
                                                                          ========      ========


See notes to condensed consolidated financial statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)


1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, the condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and cash flows for the three and nine months ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ended December 31, 1998. The accounting policies continue unchanged from December 31, 1997. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


2. Inventories consisted of the following:


                                 SEPTEMBER 30,              DECEMBER 31,
                                      1998                      1997
                               -----------------          ----------------

   Raw materials .........     $       26,498             $      20,511
   Work in process .......              4,052                     5,126
   Finished goods ........              9,384                     7,239
                               -----------------          ----------------
                               $       39,934             $      32,876

   Allowance to state
   Inventories at LIFO
   cost ..................               (620)                     (717)
                               =================          ================
                               $       39,314             $      32,159
                               =================          ================

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                             (UNAUDITED) - CONTINUED


3. Included in accrued liabilities are estimated insurance claims for the self-insured portion of workers' compensation, property, casualty, and health insurance plans totaling $6,084 and $5,592 at September 30, 1998 and December 31, 1997, respectively.

4. Certain prior year amounts have been reclassified to conform with current year presentation.

5. On December 7, 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate which averaged 3.8% for the third quarter and first nine months of 1998 and 1997. Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature December 1, 2004 and are subject to mandatory sinking fund redemption of $970 per year and are subject to mandatory redemption under certain circumstances. The Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure. The balance of the IDA bonds, including current portion, was $6,790 at September 30, 1998 and December 31, 1997.

6. On December 4, 1997, the Company completed the acquisition of certain net assets of Windsor Door for approximately $59,000, including transaction costs of $1,000. In June 1998, the Company finalized the working capital adjustment contained in the Windsor Door purchase agreement. In connection therewith, the Company received $2,536 in cash, which resulted in a reduction of goodwill of $944. Concurrent with the Windsor acquisition, the Company canceled its previous revolving credit facility and entered into a comprehensive credit facility ("Credit Facility") with a bank. The Credit Facility includes a $38,000 term loan facility and a revolving credit facility with maximum borrowings of $75,000. The revolving credit facility availability is based on borrowings outstanding as well as amounts outstanding under Letters of Credit. At September 30, 1998, borrowings outstanding on the revolving credit facility were $33,900. Interest is payable at the Eurodollar rate plus 1% (6.7% at September 30, 1998) for the entire revolver balance. The Company is required to pay a fee of .25% per year for the unused portion of the facility and 1.125% per year on outstanding Letters of Credit. The Credit Facility is collateralized by substantially all of the Company's assets and requires the Company to maintain certain financial ratio covenants on a quarterly basis.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1998

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


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

Net sales for the quarter ended September 30, 1998 increased 47.0% to $124.8 million from $84.9 million in the same period a year ago. Gross margins decreased to 16.4% in the current quarter from 18.0% in the corresponding quarter of 1997 primarily as a result of the addition of Windsor Door ("Windsor") in December 1997, which operates at lower gross margins than the consolidated group excluding Windsor; lower margins in the Construction Products Group, resulting from higher depreciation, the introduction of doors and partitions in the Self-Storage Division and higher labor and burden to meet customer schedules, and higher burden at the Polymer Coil Coaters ("PCC") Division until the increase in production capacity is fully utilized. Backlog at September 30, 1998 was $128.6 million, up 16.0% over backlog of $110.8 million at September 30, 1997. Backlog excluding Windsor, was $125.1 million at September 30, 1998, which is an increase of 12.9% over the third quarter of 1997. Selling, general and administrative expenses increased by 27.4% to $9.3 million in the third quarter of 1998 from $7.3 million in the third quarter of 1997. The increase is primarily the result of the acquisition of Windsor (including its normal selling, general and administrative expenses as well as amortization of the goodwill associated with the purchase) and higher commission costs and certain other volume-related costs resulting from the higher sales volume in the third quarter of 1998 compared to a year ago. As a percent of net sales, these expenses improved to 7.5% in 1998 compared to 8.6% in the third quarter of 1997. Operating income increased 40.5% to $11.2 million in the third quarter of 1998 compared to $8.0 million in the same quarter of 1997. The Company had interest expense of $1.3 million for the third quarter of 1998 compared to $.1 million in the corresponding quarter of last year. The increase in interest expense resulted primarily from the Company's financing of the Windsor acquisition in December 1997. Net income for the current quarter was $6.1 million compared to $4.8 million in the third quarter of last year.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the nine months ended September 30, 1998 increased 51.3% to $334.3 million from $221.0 million in the same period of 1997. Gross margins decreased to 15.3% from 17.3% a year ago, primarily as a result of the addition of Windsor, which operates at somewhat lower margins than the rest of the Company, as well as lower margins in the Construction Products Group caused by the factors described in the discussion of current quarter results. Selling, general and administrative expenses increased by 42.4% over the same period in 1997, primarily for the reasons described in the discussion of current quarter results. Operating income for the first nine months of 1998 increased 24.3% to $22.4 million from $18.0 million in the same period last year. The Company had net interest expense for the nine months ended September 30, 1998 of $3.8 million compared to $.6 million for the comparable period in 1997. This increase in interest expense resulted primarily from the Company's financing of the Windsor acquisition in December 1997. Net income for the first nine months of 1998 increased 6.9% to $11.4 million from $10.7 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, bank borrowings and sales of its debt and equity securities.

Net cash (used for) provided by operating activities was ($1.6) million in the first nine months of 1998 compared to $11.1 million in the first nine months of 1997. Net income plus depreciation and amortization was $18.5 million and $14.3 million in the same periods, respectively. The decrease for 1998 resulted primarily from the increase in the Company's investment in working capital required to support its higher volumes.

Net cash used for investing activities was $6.1 million for the nine months ended September 30, 1998 compared to $6.8 million for the nine months ended September 30, 1997. In the 1998 period, the Company invested $6.3 million in additions to property, plant and equipment, increased its investment in its joint venture in the People's Republic of China by $.1 million, bringing its total capital investment in the joint venture to $4.5 million, received $2.5 million in final settlement of the working capital acquired at the time of closing of the Windsor acquisition, and invested $2.2 million to acquire a door distributor business for the Windsor division. In the 1997 period, the Company invested $6.7 million in additions to property, plant and equipment and increased its investment in its joint venture in the People's Republic of China by $.5 million.

Net cash used for financing activities was $5.8 million for the nine months ended September 30, 1998 compared to $4.3 million for the nine months ended September 30, 1997. In 1998, this was primarily the result of net Revolver repayments of $3.9 million and scheduled long-term debt repayments of $2.2 million. At December 31, 1997, the Company had restricted cash of $10.6 million which represented

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


funds held by its prior lender to collateralize letters of credit which had been issued by that lender until replacement letters of credit could be issued by its new lender. During the first nine months of 1998, all of this collateral was returned to the Company as the replacement letters of credit were issued and the Revolver was reduced accordingly. The Company also borrowed approximately $4.5 million under the Revolver to finance its operating needs during the nine months ended September 30, 1998. Net cash used for financing activities in the 1997 period was primarily the result of net Revolver repayments of $3.5 million and treasury stock purchases of $1.6 million for 56,000 shares of the Company's Common Stock pursuant to the Board of Directors' authorization.

At September 30, 1998, the Company's outstanding debt (including current portion) was $79.1 million, consisting primarily of $38.0 million of borrowings outstanding under its Term loan, $33.9 million of borrowings under the revolving portion of its credit facility and $6.8 million of Industrial Revenue Bonds which are subject to mandatory sinking fund requirements of approximately $1.0 million per year through December 1, 2004.

The Company currently has budgeted an aggregate of $11.6 million for capital expenditures in 1998, consisting of $2.0 million for the new technical and business systems, $.4 million to complete the Virginia manufacturing facility and $9.2 million primarily for machinery and equipment at its other existing facilities, including the Windsor facilities purchased in December 1997, of which $6.3 million was spent in the first nine months of 1998. The Company expects to be able to fund these expenditures from cash provided by operations and borrowings under its Credit Facility described below. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

In December 1997, the Company purchased certain net assets of Windsor Door ("Windsor") for $59.0 million, including transaction costs of $1.0 million. Pursuant to the terms of the purchase agreement, the purchase price was subject to further adjustment once a final determination was made for the amount of working capital transferred as of the date of closing. The Company received cash of $2.5 million during the second quarter of 1998 in settlement of the working capital acquired upon the Windsor acquisition bringing the adjusted purchase price to $56.5 million. The transaction was accounted for as a purchase and the cost of the acquisition was allocated to the assets and liabilities based on their estimated respective fair values. The adjusted total cost of the acquisition, which was financed by proceeds from the Company's Credit Facility, exceeded the fair value of net assets acquired by $28.8 million, which was assigned to goodwill and is being amortized over forty years.

Concurrent with the purchase of Windsor in December 1997, the Company replaced its previous revolving credit facility with a revolving credit and term loan facility ("Credit Facility") with Canadian Imperial Bank of Commerce ("CIBC"), as administrative agent, and certain other lenders. The Credit Facility included a $40 million term loan facility and a revolving credit facility ("Revolver") with maximum borrowings of $75 million, including a $30 million letter of credit sub-facility and a $5 million swingline sub-facility. On December 4, 1997, the full amount of the term loan was borrowed to finance

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)

part of the Windsor acquisition. The term loan requires semiannual principal payments commencing July 1998 of $2 million to $9 million, with a final payment due January 2003. Also on December 4, 1997, $19.0 million of the Revolver was borrowed to finance the balance of the Windsor acquisition and $10.6 million of the Revolver was borrowed to cash collateralize outstanding letters of credit which had been issued by the Company's prior lender until replacement letters of credit could be issued by CIBC. As of September 30, 1998 all of this cash collateral had been returned to the Company. The Credit Facility expires on January 3, 2003 and bears interest at a rate equal to, at the option of the Company, either: (1) in the case of Eurodollar loans, the sum of the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by the Company plus a margin of between one-half percent and one and one-half percent, depending on the Company's consolidated leverage and interest coverage ratios (as defined in the credit agreement) or (2) the higher of (a) CIBC's prime or base rate or (b) one-half percent plus the latest overnight federal funds rate. At September 30, 1998 all borrowings under the Credit Facility of $71.9 million were at the Eurodollar rate of 6.7%. Interest is payable quarterly in the case of base rate loans and on maturity dates or every three months, whichever is shorter, in the case of Eurodollar loans. The Company is required to pay a fee of .25% per year for the unused portion of the Credit Facility and 1.125% per year on outstanding letters of credit. At September 30, 1998 there were $9.3 million of outstanding letters of credit, including a $6.9 million letter of credit in favor of the Trustee for the IDA bonds. The Credit Facility is guaranteed by all of the Company's domestic subsidiaries and collateralized by substantially all of the Company's assets, and requires the Company to maintain certain financial ratio covenants. The Credit Facility limits the Company's ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem the Company's stock and to merge or consolidate with any other entity and provides the lender with the right to require the payment of all amounts outstanding under the Credit Facility if a change in control of the Company occurs.

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

YEAR 2000 COMPLIANCE

The Company is currently in the process of evaluating and implementing changes to computer programs necessary to address the year 2000 issue. This issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail, resulting in business interruption.

The Company began a capital project approximately two years ago to replace both its business systems and technical systems and is now in the implementation phase of an enterprise resource planning system

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (CONTINUED)


to replace its business systems, and is nearing completion of the development phase of its new technical system. These new systems are year 2000 compliant and the Company expects them to be fully implemented by June 30, 1999.

The year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's builder/dealers, suppliers, and vendors. The Company has initiated communications with its significant suppliers and vendors to ascertain their year 2000 compliance and risk. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company. To the extent possible the Company will be developing contingency plans designed to allow continued operation in the event of a failure of the Company's or third party's systems.

                              PART II - OTHER INFORMATION


ITEM 6.     Exhibits and Reports on Form 8-K

                   (a.)   Exhibits
                          11.0   Computation of Earnings Per Share
                          27.0   Financial Data Schedule

                   (b) The Company did not file any reports on form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               AMERICAN  BUILDINGS  COMPANY
                                               ----------------------------


Date    November 13, 1998                      /s/ ROBERT T. AMMERMAN
        -----------------                      ---------------------------------
                                               Robert T. Ammerman
                                               Chief Executive Officer





Date    November 13, 1998                      /s/ R. CHARLES BLACKMON, JR.
        -----------------                      ---------------------------------
                                               R. Charles Blackmon, Jr.
                                               Executive Vice President
                                               Chief Financial Officer