Form 10-K
period 1998-12-31
AMERICAN BUILDINGS CO /DE/
filed 1999-03-26
CIK 799208

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

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

                  1150 State Docks Road, Eufaula, Alabama 36027
                    (Address of principal executive offices)

                                 (334) 687-2032
              (Registrant's telephone number, including area code)

                        ---------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

                        ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $97,233,575 as of the close of business on March 17, 1999.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 17, 1999 was 5,105,180.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 27, 1999, are incorporated by reference into Part III of this Report.

ITEM 1. BUSINESS

     American  Buildings  Company  ("ABC"  or the  "Company")  is a  diversified manufacturer and marketer of construction products and services for non-residential and residential applications. The Company designs, manufactures and sells metal building systems, which consist of structural framing and wall and roof panels, for industrial, commercial and institutional markets. The
Company's metal building systems are generally custom-designed to meet the specific needs of the end-user and to allow for easy on-site assembly by builders and independent erectors. The Company's metal building systems average approximately 11,800 square feet in size, although the Company frequently provides larger buildings of up to one million square feet or more. The Company markets its metal building systems nationwide through approximately 1,120 authorized builder/dealers. ABC has capitalized on its extensive builder/dealer network and engineering expertise to expand into the emerging metal roofing market. The Company has a separate roofing products' sales, engineering and customer service organization, which markets and sells the Company's roofing products to its builder/dealer network and approximately 370 preferred roofing contractors. The Company also provides specialty engineering services for large, complex building structures, manufactures and markets mini-warehouses to serve the growing self-storage market and secondary building components to serve the Company's builder/dealers and roofers as well as the general construction industry, and paints steel coils. In addition, the Company manufactures and markets steel sectional upward acting doors for residential, commercial and self-storage applications, as well as light gauge steel framing systems and roof trusses. The Company also operates an ICC-licensed trucking subsidiary. ABC markets its products and services throughout North America and in selected international countries. The Company derived 95.3%, 92.8% and 71.9% of its respective 1996, 1997 and 1998 net sales from the sale of metal building systems and roofing and architectural products and secondary building components. Approximately 23.8% of the Company's 1998 net sales were derived from the sale of steel sectional upward acting doors.

Industry Overview

     Since the inception of the metal buildings industry in the 1940s, metal building systems have become a highly accepted method of construction for low-rise, non-residential structures, such as factories, warehouses, distribution centers, athletic and event centers, office buildings, retail establishments, banks and schools. Based upon information reported by the Metal Building Manufacturers Association ("MBMA"), an industry trade association, metal building systems accounted, on a square footage basis, for approximately 70% of low-rise, non-residential structures of up to 150,000 square feet constructed in 1998, compared to 65% in 1995 and 54% in 1987. The Company believes the cost of the metal building system generally represents approximately 15% of the total cost of constructing the building. In 1997, the non-residential market for metal buildings consisted primarily of three distinct markets: (1) manufacturing buildings, which accounted for approximately 46% of metal building systems industry sales; (2) commercial buildings, which accounted for approximately 31% of such industry sales; and (3) institutional buildings and other categories, which in the aggregate accounted for approximately 23% of such industry sales.

     Industry demand for metal building systems is cyclical and highly sensitive to overall economic conditions, dependent to a large degree upon the level of non-residential construction activity, the availability of financing for construction projects, interest rates and other factors that affect the construction industry. According to information reported by the MBMA, metal buildings industry sales increased from approximately $1.0 billion in 1982 to approximately $1.7 billion in 1989, but subsequently declined to approximately $1.3 billion in 1991. Demand in the metal buildings industry was flat in 1992 at approximately $1.3 billion, but increased to approximately $1.5 billion in 1993, $1.9 billion in 1994, $2.2 billion in 1995, $2.3 billion in 1996,

$2.5 billion in 1997 and $2.7 billion in 1998.(1) The decline in industry volume during 1990 and 1991 and flatness during 1992 adversely impacted all manufacturers, and caused a number of them to close manufacturing facilities. The five largest manufacturers of metal buildings in the United States, including ABC, collectively accounted for approximately 69%, 68% and 63% of 1996, 1997 and 1998 industry sales reported to the MBMA, respectively; the balance of the manufacturers are predominantly small or regional competitors.

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

     The Company believes that, as a result of improvements in metal building design and engineering, metal systems construction has become more competitive with the more traditional forms of construction, although some customers may prefer other forms of construction for aesthetic reasons. Nevertheless, the Company believes that metal building systems have gained market share from the more traditional forms of construction for the following reasons:

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

--------
(1) The market share information of ABC in the metal buildings industry (which is measured in terms of sales dollars shipped (as opposed to sales orders received)) and sales information for the metal buildings industry, including the total market and the market share and sales information for competitors of the Company, included herein are derived solely from data reported by the MBMA, an industry trade association, in March 1999. The Company believes that the 32 manufacturers of metal building systems who are currently members of and report information to the MBMA represent approximately 90% of the total industry sales. The sales data which the Company reports to the MBMA, and on which the Company's metal buildings industry market share information included herein is based, consist of sales of the Company's Construction Products Group (which are referred to herein collectively as "the Company's metal buildings industry sales"). In 1996 the Company created a Construction Products Group, which consists of the Company's metal buildings systems, roofing, self storage, heavy fabrication and components divisions.

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

     In addition to metal building systems, some metal building systems companies have targeted the non-residential roofing business as an opportunity to expand the applications of their base product. The development of the standing seam roof as an alternative to the traditional through-fastened metal roof and long life panel finishes have accelerated the growth of this market by providing the industry with a product to market as a replacement for built-up and single-ply roofs or as a retrofit over those roofs. Although the upfront costs of a metal roof are 20-25% greater than those of roofs constructed with more traditional materials, ABC believes that the cost savings over the 20-year life of the metal roof exceed 10% per year due to energy efficiencies and lower maintenance requirements. According to the National Roofing Contractors
Association, the market for non-residential roofing in 1997 was approximately $14.2 billion, divided between retrofit roofing (approximately $10.8 billion) and new roofing (approximately $3.4 billion).(2) The Company believes metal roofing in 1997 accounted for approximately 4.6% of the total non-residential roofing market.

     The non-residential construction industry is highly sensitive to overall economic conditions, and from time to time has been negatively impacted in numerous geographic regions by unfavorable economic conditions,

--------
(2) The sales information for the roofing industry is derived from data published by the National Roofing Contractors Association ("NRCA"), an
     industry trade association, which compiles information from roofing contractors and makes certain extrapolations to determine the total market. The Company does not, and believes other metal buildings systems manufacturers do not, report roofing sales to the NRCA.

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

     Strong National Builder/Dealer Network. The Company has established, and continues to enhance, its strong builder/dealer network. ABC focuses on attracting design/build and negotiating contractors, which typically have higher margins than bid-oriented general contractors. In 1997 and 1998, ABC added 152 and 144 builders, respectively, to its builder/dealer network and dropped 240 poorly performing builders in aggregate during these years. In 1997 and 1998, the 152 new builders and 144 new builders accounted for approximately 6% and 5%, respectively, of the Company's metal buildings industry sales. The Company believes that its product mix, which includes roofing and architectural products and its specialty engineering group responsible for the design of large, complex buildings, as well as its national accounts program, which focuses on developing business from large, frequent builders of metal building systems and relationships with major engineering, architectural and construction firms, will assist ABC in attracting and retaining the industry's highest caliber builders as well as establishing relationships with large frequent purchasers of metal building systems. The Company's relationship with its builder/dealers and preferred roofing contractors is non-exclusive.

     Technology Design Leadership. In 1991 the Company introduced Spectrum, a personal computer-based proprietary design, estimating and ordering software system which allows a builder to rapidly design projects and produce complete cost data and computer generated drawings for most of the Company's metal building systems. The Company believes that Spectrum's ease of use provides a competitive edge to ABC's builders. Approximately 95% of the Company's builders are currently trained and licensed to use Spectrum. Based upon the success of Spectrum, the Company introduced Summit, a personal computer-based proprietary design, estimating and ordering software system specifically designed for the metal roofing market, in April 1994. Approximately 89% of the Company's preferred roofing contractors are currently trained and licensed to use Summit. The Company intends to continue to enhance its technology to improve its ability to accurately and competitively price the Company's products and use this competitive strength to recruit new builders.

     Expansion of Non-Residential Metal Roofing Business. The Company has focused on expanding its roofing and architectural products business to take advantage of the rapid growth and acceptance of metal roofing in the $10.8 billion retrofit roofing and $3.4 billion new roofing markets. ABC devotes a separate sales, engineering and customer service organization for the distribution of non-residential roofing products. The Company believes that this division also offers a new product line to its builder/dealer network, and that this product line assists the Company in attracting and retaining the industry's highest quality builders.

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

     Improvement of Manufacturing Efficiency and Productivity. Following the Company's recapitalization in January 1993 (see "--Company History"), the Company implemented a capital expenditure program to improve manufacturing efficiency and productivity. The Company spent $9.3 million during 1996 (including $3.6 million of capital expenditures for its Virginia facility, $2.9 million to increase capacity at its Polymer Coil Coaters division and $2.1 million for office expansion), $9.8 million during 1997 (including $3.6 million for new technical and business systems), and $8.8 million during 1998 (including $1.0 million for new technical and business systems), and currently intends to spend $11.5 million during 1999, including $1.6 million for new technical and business systems, with the remainder for new equipment, production controls and other capital expenditures which the Company believes will enhance its overall profitability by improving manufacturing efficiency and productivity, reducing costs and increasing capacity to meet increasing demand. ABC is committed to ongoing reductions in its cost of producing metal building systems in order to increase its sales and market share in the metal buildings industry.

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

     Expansion into Related Lines of Business. The Company intends to expand the construction products and services it offers, both through acquisition and internal development. In December 1996, the Company formed a new division to pursue the manufacture and marketing of light gauge steel framing and roof trusses for the light commercial market. In December 1997, the Company acquired the Windsor Door division of United Dominion Industries, Inc., the industry's fourth largest producer/marketer of steel sectional upward acting doors for residential and commercial applications. The Windsor Door division also produces rolling steel doors for industrial uses and has a contract manufacturing business specializing in metal stampings. In July 1998, the Windsor Door division acquired a California distributor of overhead doors.

Customers and Distribution Network

     The Company distributes its metal building systems through a nationwide network of approximately 1,120 authorized builder/dealers. ABC markets to builders through a sales force of approximately 40 persons located throughout the United States. The Company currently has an organization of approximately 370 preferred roofing contractors, including approximately 175 builders which are part of the Company's metal building systems builder/dealer network. The Roofing and Components Group primarily markets roofing products and secondary components through a separate sales force of 27 persons to ABC's builder/dealer network, preferred roofing contractors and components customers. In both cases, the Company's engineering, manufacturing and marketing personnel work directly with the builder and contractor to establish job specifications and modifications, determine the appropriate pricing for the Company's products and services, generate drawings and establish production and delivery schedules. The Company's relationship with its builder/dealers and preferred roofing contractors is non-exclusive.

     The Company's authorized builder/dealer organization consists of independent contractors who market ABC products to end-users. These builders usually erect the metal building system on the customer's site, and provide contracting and other ancillary services to the completion of the project. The Company prices its products to the builder, which usually marks up the price to its customer as part of the overall construction arrangement or bid with its customer. The Company focuses on developing relationships with the strongest builders in each market and recruiting design/build and negotiating contractors, which typically have higher margins than bid-oriented general contractors. Before a builder can become an authorized ABC builder, the Company performs a market analysis of the builder's region to determine their market share and position, as well as background and credit checks to ensure that the builder meets ABC's standards. ABC believes the reputation of the builder/general contractor, price and the ability to meet customer specifications and deliver on time are key factors utilized by end-users in selecting among competing metal building systems. Geographic location is also important to customer service, helping ensure reliable delivery and minimizing freight expense. During 1997 and 1998, the Company's largest builder accounted for approximately 1.5% of the Company's total metal building systems sales in both years, while the ten largest builders accounted for approximately 8.0% and 10.6% respectively, of such sales.

     The Company has written agreements with its authorized builder/dealers which generally grant the builder the non-exclusive right to market the Company's products and are generally cancelable by either party on 90 days' notice (five days in the case of certain specified events). The agreements do not prohibit the builder from marketing metal building systems of other manufacturers, although as a matter of practice most of the Company's builders work only with ABC because of ABC's commitment to its builders. The Company provides its builders with sales and pricing information, design and engineering manuals, drawings and assistance, Spectrum for estimating and quoting jobs, advertising and promotional literature, a full-time customer service representative and training for the builder's personnel. The Company often participates on a limited basis with cooperative advertising arrangements, such as yellow pages advertisements, with its builders. The Company also sponsors periodic builders meetings at which it conducts seminars to assist builders in marketing the Company's products. In 1993, the Company established the Golden Eagle program, designed to recognize and reward the Company's highest caliber, highest volume builders. For these builders, the Company provides special levels of support, including free upgrades on Spectrum, free access to the Company's training seminars, special customer service telephone lines and eligibility for incentive awards. Approximately 224 builders are currently participants in the Golden Eagle program.

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

     The Company continually seeks to enhance its strong builder/dealer network. The following table sets forth information relating to the total number of the Company's authorized builder/dealers, and the number of builder/dealers added to and terminated from its builder/dealer network, in each of the Company's last three fiscal years:


              Number of
           Builder/Dealers                    1996           1997           1998
           ---------------                   -----          -----          -----
At January 1, .....................            983          1,064          1,121
Added .............................            184            152            144
Terminated ........................            103             95            145
                                             -----          -----          -----
At December 31, ...................          1,064          1,121          1,120
                                             =====          =====          =====


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

     The Company's Heavy Fabrication division is a specialty engineering group that combines the Company's metal buildings technology with conventional construction techniques and applications to design and engineer large, complex buildings. This division markets primarily to major architectural and engineering firms, large general contractors and ABC builder/dealers. The Company anticipates that its national accounts program (described below) will enhance the growth of the Heavy Fabrication division by assisting it in closing orders and developing relationships with prospective partners such as major engineering, architectural and construction firms. The Company also believes that its Heavy Fabrication division offers its builder/dealer network an additional service.

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

     Windsor Door markets to the residential and non-residential commercial, industrial and self-storage door market through a network of approximately 400 independent distributors and 31 Company-owned distribution centers. Products include sectional garage doors and rolling steel doors. Windsor also has a contract manufacturing business specializing in steel stampings. These products are sold by an in-house sales force calling on targeted accounts.

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

     The Company has also developed a personal computer-based proprietary design, estimating and ordering software system, Summit, to enhance the productivity of the sales and estimating functions for the metal roofing market. Summit, which the Company introduced in April 1994, operates similarly to Spectrum. Approximately 89% of the Company's preferred roofing contractors are currently trained and licensed to use Summit.

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

     Structural framing members and covering subsystems are shipped to the job site for assembly by local builders or independent erectors. ABC generally is not responsible for any on-site construction, although employees of the Company's marketing and engineering departments may monitor the project until completion. The time elapsed between the Company's receipt of an order and shipment of a completed building system historically ranges from four to ten weeks, depending upon the backlog at each manufacturing facility.

     The Windsor Door manufacturing process involves custom built roll formers for door sections and door track production, spring winders and plastic extrusion equipment. Doors are assembled on automated assembly lines. The manufacturing process for metal stampings involves custom dyes used on metal press equipment.

     The Company operates ten manufacturing facilities. Because of the significance of freight and delivery charges to the delivered cost of metal building systems, the Company believes it is advantageous to sell and deliver its products within a 500 mile radius of its manufacturing facilities. Metal building systems and roofing and architectural products are manufactured at the Eufaula, Alabama; El Paso, Illinois; Carson City, Nevada;

and La Crosse, Virginia plants. The components division operates out of a leased facility in Birmingham, Alabama. Light commercial steel framing systems and roof trusses are manufactured at a leased facility in Atlanta, Georgia. ABC's coil painting plant is located in Birmingham, Alabama. Doors are manufactured in Little Rock, Arkansas and Olivehurst, California. Metal stampings are manufactured at a leased facility in Little Rock, Arkansas. In addition, the Company owns a manufacturing facility in North Carolina where it manufactured modular buildings. The Company has discontinued this business and intends to sell the facility once it has ceased all operations at the facility. See "Item
2. Properties."

Products and Services

     The  Company  conducts  its  business   through  10  operating   divisions,
Buildings, Roofing, Heavy Fabrication, Self Storage, ABC Components, Steel Components Systems, Polymer Coil Coaters, Windsor Door, Light Commercial and ABC Transportation, which are organized by markets. These divisions complement each other through a combination of common distribution channels, common manufacturing facilities or vertical integration of products or services. The Construction Products Group, which consists of the Buildings Group (consisting of the Buildings, Heavy Fabrication and Self Storage divisions) and the Roofing and Components Group (consisting of the Roofing, ABC Components and Steel Components Systems divisions) all use as a distribution base the Company's nationwide network of approximately 1,120 authorized builder/dealers, with the Roofing and Components Group expanding from that base to other distribution networks. Products for these Groups are manufactured in the Company's four metal building systems manufacturing facilities. Because the primary structural framing is the most labor intensive portion of the manufacturing process, capacity for roofing and steel component parts exists even when the primary structural lines are operating at full capacity. In addition, the Company has a manufacturing facility devoted solely to the manufacture of components. The Polymer Coil Coaters division paints coils for both the Buildings and the
Roofing and Components Groups and the Windsor Door division. ABC's Light Commercial division was formed in late 1996 to address the market for light gauge steel framing and roof trusses. The Windsor Door division produces and markets steel sectional upward acting doors for residential, commercial and self-storage applications and rolling steel doors for industrial uses and has a contract manufacturing business specializing in metal stampings. The Company is utilizing its builder/dealer network to expand the market for the Windsor Door division's door products. The Company produces roll up doors for the Self Storage division and metal stampings for the Construction Products Group at its Windsor Door facilities. The ABC Transportation division transports raw materials to the Company's manufacturing facilities and delivers finished products to customers throughout the United States.

     Buildings Group

     The Buildings Group, which consists of the Buildings, Self Storage and Heavy Fabrication divisions, designs, engineers, manufactures and sells metal building systems for the low rise, non-residential construction market. Typical structures include factories, warehouses, distribution facilities, public buildings, schools, churches, healthcare facilities, aircraft hangars, showrooms, office buildings, retailing establishments, self-storage mini-warehouses and numerous other private sector and community purposes. The Company's metal building systems are custom-designed and engineered to meet the specific needs of the end-user and to allow for easy on-site assembly by builders or independent erectors. Each building system is manufactured for a specific customer order. The Company's average order size is $52,000, representing a building of approximately 11,800 square feet in size, although the Company frequently provides larger buildings of up to one million square feet or more.

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

     The Heavy Fabrication division is a specialty engineering group which is responsible for the design of large, complex building structures such as heavy industrial facilities, exhibition halls, athletic and event centers, airplane maintenance facilities and cogeneration and waste-to-energy facilities. This division's design/build approach combines conventional construction techniques and applications with the advantages of the Company's metal building systems to design and engineer large complex buildings. Typically, over one-half of the fabrication for these projects is done by the Company's plants and the balance by outside structural fabricators. Heavy Fabrication's larger projects included two steel mills (one each in Indiana and Illinois) and a fiberboard plant in Arkansas in 1996, a second steel mill in Indiana, a large aircraft hanger in Georgia and a mining facility in Chile in 1997, and two large aircraft hangars (one each in Oklahoma and Texas) and a large industrial facility in Illinois in 1998.

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

     Polymer Coil Coaters

     The Polymer Coil Coaters division paints steel coils. This division's facility is located in Birmingham, Alabama, adjacent to the U.S. Steel Division of USX Corp.'s plant, providing the Company with substantial cost advantages with respect to services performed for U.S. Steel. Approximately 25%, 20% and 22% of the division's gross sales for 1996, 1997 and 1998, respectively (before intercompany eliminations), were to the U.S. Steel Division for that division's customers who desired painted (as opposed to unpainted) coil. Approximately 51%, 55% and 51% of Polymer Coil Coaters' gross sales for 1996, 1997 and 1998, respectively (before intercompany eliminations), were to the Company and the balance to industrial customers. In October 1995, the Company began a $3.5 million capital expenditure program for new coater heads and a 40% increase in line speed to increase capacity at the facility, which was completed in January 1997. U.S. Steel recently added a new galvanizing/galvalume line at its Birmingham, Alabama plant. The Company believes its ability to add additional lines at its existing facility is limited by local environmental regulations, particularly those relating to air pollution. See "--Competition."

     Transportation

     The ABC Transportation division transports raw materials to the Company's manufacturing plants and delivers finished goods to customers around the United States. This division operates approximately 149 leased truck cabs and approximately 376 leased flatbed trailers. The Company believes that operating its own transport service enhances the quality of services provided by it to its builder/dealer network. This division also transports materials for third party customers. The Company's ABC Transportation subsidiary is an ICC-licensed common carrier, licensed to carry all types of materials other than explosives and household goods.

     Light Commercial

     The Company formed this division in December 1996 to pursue the light gauge steel framing and roof truss market. It currently provides these products to the low-rise commercial structures market in Atlanta, Georgia and surrounding areas.

     Windsor Door

     In December 1997 the Company acquired substantially all the assets, and assumed certain liabilities, of the Windsor Door division of United Dominion Industries, Inc. The Windsor Door division, headquartered in Little Rock, Arkansas, is the industry's fourth largest producer/marketer of steel sectional upward acting doors for residential, commercial and self-storage applications. The division also produces rolling steel doors for industrial uses and has a contract manufacturing business specializing in metal stampings. Door products are sold through independent distributors and company-owned distribution centers. The Division operates two plants in Little Rock and a plant in Olivehurst, California, and has 31 Company-owned distribution centers. In July 1998, the Windsor Door division acquired a California distributor of steel sectional upward acting doors for residential application.

     International Opportunities

     As part of its effort to increase the Company's presence in international markets, in August 1995 ABC and China Renaissance Industries, L.P., a partnership formed to invest in non-listed enterprises in The People's Republic of China, formed a joint venture to pursue the manufacture of metal building systems in the PRC and their sale throughout most of Southeast Asia (the "Territory"). ABC has a 30% interest in the joint venture, and exclusively licensed to the joint venture on a royalty-free basis the right to use certain of ABC's technology to pursue the manufacture and sale of metal building systems in the Territory. The joint venture completed its initial manufacturing facility in the PRC in October 1996. ABC received a technology license fee of $1.5 million, of which $750,000 was paid in each of 1995 and 1998. ABC invested approximately $4.5 million in the joint venture through the end of 1998. The Company is marketing its products in Asia, Brazil and certain other Latin American countries, and is currently developing a dealer network in Latin America to facilitate its sales there.

Suppliers

     The principal raw material used in the manufacture of the Company's metal buildings, metal roofing, doors and components is steel. Components are fabricated from commonly available steel products produced by mills including bars, plates and cold rolled gauge and galvanized sheeting. In 1998, the Company purchased approximately 46% of its steel requirements from two steel companies, the largest of which accounted for approximately 27% of the Company's steel purchases. Since the steel required for the Company's operations currently is available from a number of domestic and foreign suppliers at competitive prices and the Company has not to date experienced any significant quality or delivery problems with its current suppliers, the Company has not traditionally maintained an inventory of steel in excess of its current production requirements. However, there can be no assurance that steel will remain available or that prices will remain stable. If the available supply of steel declines, or if one or more of the current sources for any reason is unable to meet the Company's requirements, the Company could experience price increases, a deterioration of service from its suppliers, or interruptions or delays that may cause the Company to fail to meet delivery schedules to its customers. The Company believes it obtains delivery and service benefits from its suppliers because it concentrates its purchases among a small number of them; nonetheless, there can be no assurance that these benefits will continue to be realized in the future.

Backlog

     At December 31, 1998, the total backlog for orders believed by the Company to be firm was $104.4 million, all of which the Company expects to fill during the current fiscal year. This compares with a total backlog of $95.5 million at December 31, 1997, $80.9 million at December 31, 1996, $56.3 million at December 31, 1995 and $76.0 million at December 31, 1994. Job orders, including those believed by the Company to be firm, generally are cancelable by customers at any time for any reason, although the customer is obligated to pay any costs incurred by the Company prior to cancellation of an order. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Competition

     On the basis of data reported by the MBMA, the Company's 1998 sales of metal building systems products constituted approximately 11.9% of reported industry sales, placing it as the fourth largest domestic manufacturer behind the Building Systems division of Butler Manufacturing Company, NCI Building Systems, Inc. and the Varco-Pruden Buildings Division of LTV Steel Corporation, which accounted for approximately 18.6%, 14.5% and 12.4%, respectively, of total 1998 industry sales reported by the MBMA. Other major competitors include the Star and Ceco Divisions of Robertson-Ceco Corp. and Associated Buildings. Several of the Company's competitors have greater financial resources than the Company. The Company believes its American Buildings brand is the third largest brand behind the Butler and Varco-Pruden brands. Competition in the metal buildings industry is intense and is based primarily on price, service, quality of the builder/dealer network and the ability to provide added value in the design of a building. The Company's ability to expand its market share depends in part on its ability to persuade builders to market the Company's products in lieu of those of its competitors, attract conventional contractors to the metal buildings industry and develop a separate network of preferred roofing contractors to market its roofing products. In addition, the Company and others in the metal building systems industry compete with alternative methods of building construction. Although the Company maintains metal building manufacturing facilities in Alabama, Illinois, Nevada and Virginia, the Company's ability to quote competitive prices to customers located more than 500 miles from one of these facilities may be limited because of the significance of freight and delivery charges to the cost of metal buildings. Foreign companies are not presently a significant factor in the domestic marketplace, and the Company does not expect them to be in the near future, mainly because of transportation costs and the short lead times generally required by customers.

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

     In the upward acting, or garage door, manufacturing industry, there are five "full-line" firms which serve a national base of customers. ABC estimates that these companies have about 83% market share. The Windsor Door division's current market share is estimated by ABC to be approximately 8%, ranking it fourth. Clopay Corporation and Wayne Dalton Corporation are believed to be the two largest manufacturers, with Overhead Door Corporation also being larger than Windsor.

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

Employees

     At December 31, 1998, the Company employed approximately 2,850 people, of whom approximately 155 were general and administrative personnel, approximately 230 were sales personnel, approximately 430 were engineering personnel, and the remainder were production workers (including drivers). The hourly production and maintenance employees of the Company's Polymer Coil Coaters Division and Windsor Door Division's Arkansas and California manufacturing facilities are represented by labor unions; the remainder of the Company's employees are not represented by a labor union or a collective bargaining agreement. The Company regards its employee relations as excellent.

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

     Beginning in 1992, following the 1991 Restructuring and the appointment of Robert Ammerman as Chief Executive Officer and accelerating in 1993, 1994 and 1995 with the financial flexibility provided by the Recapitalization and the Company's initial public offering, the Company began to pursue several strategic initiatives to strengthen its core operations and to rebuild its metal buildings industry market share. These strategic initiatives initially included aggressive pricing of its products, but subsequently focused on enhancement of ABC's builder/dealer network. The Recapitalization and the initial public offering have enabled the Company to pursue a business strategy focused on increasing long-term profitability through enhancement of its strong builder/dealer network, technological innovations, cost efficiencies, internal investment and capacity expansion. As a result, the Company's metal buildings industry sales increased 14.8% in 1992, while metal buildings industry sales were flat, and the Company's metal buildings industry sales increased 24.8%, 23.9% and 40.3% in 1993, 1994 and 1995, respectively, while metal buildings industry sales increased 16.1%, 26.0% and 18.1%, respectively, as the U.S. economy emerged from the economic recession that began in 1989. The Company's metal buildings industry sales decreased 3.9% in 1996, while metal buildings industry sales were flat, and increased 11.3% in 1997, while industry sales increased 12.2%. Furthermore, ABC's domestic metal buildings industry market share (which is measured in terms of sales dollars shipped as opposed to sales orders received) increased from 8.6% in 1991 to 9.7% in 1992, and 10.4% in 1993, before decreasing to 10.2% in 1994. ABC's domestic metal buildings industry market share increased to 11.9% in 1995, but decreased to 11.6% in 1996 and to 11.5% in 1997. The decrease in market share in 1994 was primarily attributable to the high product demand which exceeded the Company's manufacturing and engineering capacity. The Company believes that the establishment of new engineering service centers as well as the completion of the Company's new Virginia facility in 1995, have alleviated these capacity constraints. The decrease in sales and market share in 1996 was primarily due to lower backlog at December 31, 1995 resulting from increased capacity in 1995 and lowering of sales prices in the first half of 1996 to stimulate new business. In addition, the unusually severe weather in the eastern half of the United States in early 1996 also adversely affected 1996 sales. The slight decrease in metal buildings market share in 1997 was primarily due to the Company's focus on improving margins and optimizing backlog. The increase in market share in 1998 to 11.9% of reported industry sales resulted primarily from better builder recruiting and utilization of the Company's Carson City, Nevada manufacturing facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In November 1996, the Company acquired the Liberty, North Carolina manufacturing facility of American Modular Technologies, L.L.C. for the manufacture of modular buildings. In December 1998 the Company determined to close this division. Operations of the division will be phased down throughout 1999, as the Company has ceased taking new orders but continues to meet contractual obligations of in-process business. The Company has accounted for this transaction as a discontinued operation and recorded a loss from operations of $1.4 million (net of income tax benefit) and a loss on disposal of $1.7 million (net of income tax benefit). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and key employees of the Company are as follows:


Name                        Age     Present Position with the Company
----                        ---     ---------------------------------

Robert T. Ammerman          59      Chief Executive Officer and Director

R. Charles Blackmon, Jr.    49      Executive Vice President--Chief
                                        Financial Officer

Byron L. Brumfield          55      Vice President--Human Resources

William R. Buchholz         55      Vice President--Operations

R. Howard Burns             58      President--Windsor Door Division

Richard B. Haws             42      President--Light Commercial Division

William W. Riley            66      President of ABC Transportation Company

Anne M. Savage              43      Controller

Roy L. Smith                60      Vice President--Polymer Division

Joel R. Voelkert            50      President--Construction Products Group


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

Mr. Burns has been President of the Windsor Door division of the Company since joining the Company in December 1997 in connection with the Company's acquisition of the Windsor Door division of United Dominion Industries, Inc. Mr. Burns joined the predecessor of the Windsor Door division as President in 1986. Prior to joining Windsor Door, Mr. Burns served in various positions for Ceco Door Products Corporation, a division of The Ceco Corporation, including Vice President -- Manufacturing.

Mr. Haws joined the Company as President--Light Commercial Division in December 1996. Prior to joining ABC, he was Manager-Light Construction of American Iron and Steel Institute from October 1990 to November 1996 and Senior Development Engineer for H.H. Robertson from March 1989 to September 1990.

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

ITEM 2. PROPERTIES

     Because  of  the  significance  of  freight  and  delivery  charges  to the delivered cost of metal building systems, the Company believes it is advantageous to sell and deliver its products within a 500 mile radius of its manufacturing facilities. The following sets forth certain information with respect to each of the Company's operating facilities:

                                                                                               Owned or
                    Location/Purpose                                   Area                     Leased
                    ----------------                                   ----                     ------
Eufaula, Alabama/Executive Office and                      295,000 square feet                   Owned
 Manufacturing Facility..................................  48.2 acres

Atlanta, Georgia/Manufacturing Facility..................  30,000 square feet                   Leased

Birmingham, Alabama/Manufacturing Facility...............  84,000 square feet                    Owned
                                                           6.0 acres

Birmingham, Alabama/Manufacturing Facility...............  56,000 square feet                   Leased

Little Rock, Arkansas/Manufacturing Facility.............  250,000 square feet                   Owned
                                                           18.3 acres

Maumelle, Arkansas/Manufacturing Facility................  181,000 square feet                  Leased

Olivehurst, California/Manufacturing Facility............  110,000 square feet                   Owned
                                                           20 acres

El Paso, Illinois/Manufacturing Facility.................  182,000 square feet                   Owned
                                                           10.3 acres

Carson City, Nevada/Manufacturing                          142,000 square feet                   Owned
Facility.................................................  18.8 acres

Liberty, North Carolina/Manufacturing Facility...........  160,000 square feet                   Owned(3)
                                                           29.3 acres
La Crosse, Virginia/Manufacturing                          197,000 square feet                   Owned
Facility.................................................  28 acres

     The Company also leases 31 distribution centers for its Windsor Door products and a 156,000 square foot facility in Jamestown, Ohio which is currently not being utilized in the Company's operations. This facility ceased operations in October 1990 as part of ABC's cost cutting efforts in response to cash constraints resulting from its 1986 leveraged buyout. See "Item 1. Business--Company History."

     All of the Company facilities are in good operating condition.

--------
(3) This facility was operated by the American Modular Technologies division, which the Company is in the process of shutting down. The facility will be offered for sale as soon as all operations cease, which is expected to occur during the second quarter of 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    Part II.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol "ABCO". The Common Stock was initially offered to the public on April 28, 1994 at $10.00 per share. The following table sets forth for the periods indicated the high and low reported sale prices per share for the Common Stock as reported by the Nasdaq National Market.


                                                      High                 Low
                                                     -------             -------
Year Ended December 31, 1997
----------------------------
First Quarter ..........................             $ 29.00             $23.375
Second Quarter .........................             $ 29.50             $ 24.75
Third Quarter ..........................             $30.125             $ 26.00
Fourth Quarter .........................             $ 30.75             $ 25.00

                                                      High                 Low
                                                     -------             -------
Year Ended December 31, 1998
----------------------------
First Quarter ..........................             $ 30.50             $ 25.50
Second Quarter .........................             $ 34.75             $28.375
Third Quarter ..........................             $ 31.50             $ 23.00
Fourth Quarter .........................             $ 24.75             $ 20.00


     The number of stockholders of record of Common Stock on March 17, 1999 was approximately 80. On March 17, 1999, the last reported sale price of the Common Stock as reported by the Nasdaq National Market was $19.75.

     The Company has never paid cash dividends on the Common Stock. The Company's credit facility prohibits the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                   Year Ended December 31,
                                                          -------------------------------------------------------------------------
                                                             1998            1997           1996            1995            1994
                                                          ---------       ---------       ---------       ---------       ---------
                                                                            (in thousands, except per share data)
Statement of Operations Data:
Net sales ..........................................      $ 440,660       $ 311,967       $ 272,991       $ 281,450       $ 204,666
                                                          ---------       ---------       ---------       ---------       ---------
Cost and expenses:
  Cost of sales ....................................        368,941         256,285         228,321         228,088         164,694
  Selling, general and administrative ..............         37,855          27,607          24,190          26,567          21,830
                                                          ---------       ---------       ---------       ---------       ---------
                                                            406,826         283,892         252,511         254,655         186,524
                                                          ---------       ---------       ---------       ---------       ---------
Operating income ...................................         33,834          28,075          20,480          26,795          18,142
Interest expense (income), net .....................          4,981           1,061             143            (175)          1,369
                                                          ---------       ---------       ---------       ---------       ---------
Income from continuing operations before
  income taxes .....................................         28,853          27,014          20,337          26,970          16,773
Provision for income taxes(1) ......................         11,108          10,401           7,830           9,380           6,318
                                                          ---------       ---------       ---------       ---------       ---------
Income from continuing operations ..................         17,745          16,613          12,507          17,590          10,455
Discontinued operations(3):
  Loss from operations .............................         (1,404)           (762)            (60)           --              --
  Loss on disposal .................................         (1,746)           --              --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
Income before extraordinary item(2) ................         14,595          15,851          12,447          17,590          10,445
Extraordinary loss on early extinguishment
 of long-term debt(2) ..............................           --              --              --              --            (2,425)
                                                          ---------       ---------       ---------       ---------       ---------
Net income(1) ......................................      $  14,595       $  15,851       $  12,447       $  17,590       $   8,030
                                                          =========       =========       =========       =========       =========
Earnings per share-Diluted(4):
  Income from continuing operations (1) ............      $    3.15       $    2.94       $    2.07       $    2.68       $    1.81
Discontinued operations(3):
  Loss from operations .............................          (0.25)          (0.13)          (0.01)           --              --
  Loss on disposal .................................          (0.31)           --              --              --              --
                                                          ---------       ---------       ---------       ---------       ---------
Income before extraordinary item(2) ................      $    2.59       $    2.81       $    2.06       $    2.68       $    1.81
Extraordinary loss on early
 extinguishment of long-term debt(2) ...............           --              --              --              --             (0.42)
                                                          ---------       ---------       ---------       ---------       ---------
Net income per common and
  common equivalent share(1)(4) ....................      $    2.59       $    2.81       $    2.06       $    2.68       $    1.39
                                                          =========       =========       =========       =========       =========
Weighted average number of common and
  common equivalent shares
  outstanding-Diluted(4) ...........................          5,629           5,649           6,040           6,554           5,780
                                                          =========       =========       =========       =========       =========

                                                                                      As of December 31,
                                                          -------------------------------------------------------------------------
                                                            1998            1997            1996            1995             1994
                                                          ---------       ---------       ---------       ---------       ---------
                                                                                       (in thousands)
Balance Sheet Data:
Working capital ....................................        $ 46,060        $ 34,293        $ 12,965        $ 27,116        $ 18,182
Total assets .......................................         214,716         209,164         100,681         101,343          85,149
Current maturities of long-term debt(5) ............           5,236          13,839             970             970           1,863
Long-term debt, net of current
  maturities .......................................          67,774          71,395          10,753           7,760          12,376
Stockholders' equity(6) ............................          70,745          55,796          41,466          53,511          37,075

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

(3) In December 1998, the Company announced the closing of its American Modular Technologies division ("AMT"), which it had acquired in November 1996. The transaction has been accounted for as a Discontinued Operation and resulted in the Company recording a loss from operations of discontinued operation of $1,404,000, net of applicable tax benefits of $878,000, and a loss from disposal of discontinued operation of $1,746,000, net of applicable tax benefit of $1,094,000, in 1998. Data for 1996 and 1997 were restated accordingly.

(4) The share and per share information for 1996, 1995 and 1994 has been restated to reflect share and per share information in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which was required to be adopted by the Company effective with its financial statements for the year ended December 31, 1997.

(5) Includes $10,624,000 at December 31, 1997 used to cash collateralize letters of credit issued by its previous lenders until replacement letters of credit are issued. As replacement letters of credit were issued in 1998, the cash was used to pay down the credit facility.

(6)  Includes  a  reduction  of   $28,688,000,   $28,451,000,   $26,531,000  and
     $1,071,000 in 1998, 1997, 1996 and 1995, respectively, which represents the Company's purchases of Treasury Stock.

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

Results of Operations

1998 Compared to 1997

     Net sales increased 41.2% to $440.7 million in 1998 from $312.0 million in 1997. Approximately three fourths of this sales growth is attributable to the inclusion of Windsor Door ("Windsor"), which was acquired in December 1997, for the full year with the balance attributable to growth in the Company's other core businesses. Backlog at December 31, 1998 of $104.4 million was 9.3% higher than backlog at December 31, 1997. Gross profit for 1998 increased 28.8% to $71.7 million from $55.7 million in 1997. Gross margins decreased to 16.3% in 1998 compared to 17.8% in 1997 primarily due to the decrease in margins in the Construction Products segment and the addition of Windsor, which historically operates at lower margins than those the Company had achieved in 1997. Selling, general and administrative expenses for 1998 increased 37.2% to $37.9 million from $27.6 million in 1997 primarily due to the inclusion of Windsor for the full year. As a percentage of net sales, these expenses decreased to 8.6% in 1998 from 8.8% in 1997 as a result of the Company's cost containment strategy to maximize cost reduction without adversely affecting long-term growth objectives. The Company had net interest expense of $5.0 million in 1998 compared to $1.1 million in 1997. The increase in interest expense resulted primarily from the Company's financing of the Windsor acquisition in December 1997 and the increase in working capital necessary to support the Company's sales growth. Income from continuing operations was $17.7 million in 1998, an increase of 6.8% over $16.6 million in 1997.

     In December 1998, the Company decided to close its American Modular Technologies ("AMT") division, which is a modular buildings system manufacturer located in Liberty, North Carolina. AMT had been acquired in November 1996 and, despite efforts to strategically position itself in the market, was not able to sustain profitability. The Company has accounted for this transaction as a Discontinued Operation and recorded a loss from operations of AMT of $1.4 million, net of income tax benefit of $0.9 million, and a loss on disposal of AMT of $1.7 million, net of income tax benefit of $1.1 million, in its financial statements for the year ended December 31, 1998. The loss on disposal includes the write-down of long-lived assets of $0.25 million, severance costs of $0.30 million, legal, contract termination and various other shutdown costs of $0.35 million, estimated carrying costs of the closed facility of $0.36 million, and anticipated losses during the shutdown period of $1.58 million, less the related income tax benefits. Results for 1997 and 1996 have been restated accordingly. After absorbing the losses from discontinued operations, net income for 1998 was $14.6 million, a decline of 7.9% compared to $15.9 million in 1997.

Segment Results

     Net sales of the Construction Products segment, which consists of the Company's Buildings Group and Roofing and Components Group, were $316.8 million, an increase of 9.4% over $289.6 million in 1997. Net sales in the Buildings Group (consisting of the Company's Metal Buildings, Heavy Fabrication, and Self-Storage divisions) were $260.4 million, up 9.5% from $237.8 million in 1997. This increase was primarily the result of a higher backlog entering the year and good order intake during the year. Net sales in the Roofing and Components Group (consisting of the Company's Roofing, ABC Components and Steel Components divisions), increased 9.1% to $56.4 million from $51.8 million in 1997 due to continued increasing acceptance of metal in the roofing market, continued expansion of the preferred roofing contractor network and growth in the components business. The Company's metal buildings industry domestic market share, which is measured in terms of sales dollars shipped by the Construction Products segment, increased 3.5% to 11.9% from 11.5% in 1997. Operating profit in this segment decreased 13.2% to $24.1 million in 1998 compared to $27.7 million in 1997 as the Company incurred higher than normal costs in manufacturing burden and engineering as it struggled to accommodate higher production levels and record backlogs. The Company is addressing these issues and does not expect them to significantly affect the Company's operations in 1999.

     The Door Products segment consists of Windsor which was acquired on December 4, 1997 and is a manufacturer and marketer of steel sectional upward acting doors for residential and commercial applications, rolling steel doors for industrial and self-storage applications and operates a metal stampings manufacturing business. Net sales of Windsor during 1998 were $104.7 million compared to $7.8 million for the one-month period for which it was owned by the Company during 1997. Segment operating profit of $6.9 million for 1998 was in line with expectations and compares to $0.7 million for the one-month period in 1997.

     The Steel Coil Coating segment represents the Polymer Group. Gross sales of the Polymer Group increased 29.9% to $28.4 million from $21.8 million in 1997. Net sales after eliminations in the Polymer Group increased 41.3% to $13.9 million from $9.9 million in 1997 as the capacity expansion allowed the Group to increase its production for third party customers. Segment operating profit increased 38.5% to $6.8 million from $4.9 million in 1997. These increases were the result of further benefits achieved by the line speed upgrade completed in early 1997 which significantly increased the Group's production capacity.

     Included in "Other" in the Segment disclosure table is the Transportation Group. Gross sales before eliminations in the Transportation Group increased 9.7% to $25.4 million from $23.1 million in 1997. Net sales after eliminations decreased 12.1% to $4.2 million from $4.8 million in 1997 due to the Group's devoting proportionately more of its capacity to accommodate the volume increase in the Construction Products segment which did not allow it to do as much hauling of third party loads.

1997 Compared to 1996

     Net sales increased 14.3% to $312.0 million in 1997 from $273.0 million in 1996. Backlog at December 31, 1997 of $95.5 million was 18.0% higher than backlog at December 31, 1996. Gross profit for 1997 increased 24.7% to $55.7 million from $44.7 million in 1996. Gross margins increased to 17.8% in 1997 compared to 16.4% in 1996. This increase was primarily caused by higher volume, somewhat higher selling prices, and effective cost containment in the Construction Products segment. Gross margins in 1996 had been adversely affected by lower selling prices during part of the year resulting from the segment's strategy to be market and price aggressive in order to build backlog and better utilize expanded production capabilities. Selling, general and administrative expenses for 1997 increased 14.1% to $27.6 million from $24.2 million in

1996. As a percentage of net sales, these expenses decreased slightly to 8.8% in 1997 from 8.9% in 1996. The decrease resulted from the Company's cost containment strategy. The Company had net interest expense of $1.1 million in 1997 compared to $0.1 million in 1996. The increase in interest expense resulted partially from the Company's purchase of Windsor Door for $58.0 million in December 1997. The transaction was financed by borrowings under its new credit facility which it entered into concurrent with the acquisition. Prior to this transaction, interest expense was higher in 1997 due to higher Revolver borrowings during the year and a lower restricted cash balance on which the Company earned interest income. Income from continuing operations was $16.6 million in 1997, an increase of 32.8% over $12.5 million in 1996. AMT, which has been classified as a Discontinued Operation generated a loss of $0.8 million, after tax benefit of $0.5, in 1997 compared to a loss of $0.1, net of tax benefit, in 1996. Net income for 1997 was $15.9 million, an increase of 27.3% compared to $12.4 million in 1996.

Segment Results

     Net sales of the Construction Products segment, which consists of the Company's Buildings Group and Roofing and Components Group, were $289.6 million, an increase of 11.3% over $260.2 million in 1996. Net sales in the Buildings Group (consisting of the Company's Metal Buildings, Heavy Fabrication, and Self-Storage divisions) were $237.8 million, up 10.4% from $215.4 million in 1996. This increase was primarily the result of a higher backlog entering the year and good order intake at somewhat higher prices throughout the year as well as the absence of the severe weather conditions which adversely affected the first quarter of 1996. Net sales in the Roofing and Components Group (consisting of the Company's Roofing, ABC Components and Steel Components divisions), increased 15.5% to $51.8 million from $44.8 million in 1996 due to continued increasing acceptance of metal in the roofing market, continued expansion of the preferred roofing contractor network and growth in the components business. The Company's metal buildings industry domestic market share, which is measured in terms of sales dollars shipped by the Construction Products segment, decreased slightly to 11.5% compared to 11.6% in 1996. Operating profit in this segment increased 36.7% to $27.7 million in 1997 compared to $20.3 million in 1996 as a result of higher volume at somewhat higher prices as well as effective cost containment.

     The Door Products segment consists of Windsor, which was acquired on December 4, 1997. Net sales of Windsor during 1997 were $7.8 million for the one-month period for which it was owned by the Company during the year. Segment operating profit was $0.7 million for the one-month period in 1997.

     The Steel Coil Coating segment represents the Polymer Group. Gross sales of the Polymer Group increased 18.8% to $21.8 million from $18.4 million in 1996. The increase was the result of the line speed upgrade completed in early 1997, which significantly increased the production capacity of this Group. Net sales after eliminations in the Polymer Group increased 10.1% to $9.9 million from $9.0 million in 1996 as the capacity expansion allowed the Group to increase its production for third party customers. Segment operating profit increased 44.6% to $4.9 million from $3.4 million in 1996 as a result of the margin opportunity provided by the line speed upgrade.

     Included in "Other" in the Segment disclosure table is the Transportation Group. Gross sales before eliminations in the Transportation Group increased 12.6% to $23.1 million from $20.5 million in 1996. Net sales after eliminations increased 25.8% to $4.8 million from $3.8 million in 1996 due to increased revenues from hauling of third party loads.

Liquidity and Capital Resources

     The Company has historically funded its operations from cash flows from operations, bank borrowings and sales of its debt and equity securities.

     Net cash provided by operating activities was $8.2 million, $17.5 million and $14.1 million in 1998, 1997 and 1996, respectively. Income from continuing operations plus depreciation and amortization was $26.0 million, $21.6 million and $16.6 million in the same periods, respectively. For 1998 and 1997, cash provided by continuing operations was lower than income from continuing operations plus depreciation and amortization due to an increased investment in working capital which was required to support the Company's higher sales volume throughout the year. For 1996, cash provided by continuing operations was lower than net income plus depreciation and amortization due to an increased investment in working capital which was required to support fourth quarter 1996 volume.

     Net cash used by discontinued operations was $1.8 million, $2.9 million and $2.1 million in 1998, 1997 and 1996, respectively.

     Net cash used by investing activities was $8.6 million, $68.5 million, and $7.6 million in 1998, 1997 and 1996, respectively. For 1998, this was primarily the result of the acquisition of Rescom by the Door Products segment for $2.2 million, excluding cash acquired, the receipt of $2.5 million as an adjustment to the purchase price of Windsor, additions to property, plant and equipment of $8.8 million, and an additional investment in its China Joint Venture of $0.1 million. For 1997, this was primarily the result of the acquisition of Windsor Door for $58.7 million, including transaction costs of $1.0 million, and excluding $0.2 million of cash acquired. Also in 1997, the Company made additions to property, plant and equipment of $9.8 million, increased its investment in the China Joint Venture by $0.5 million and applied the remaining $0.5 million of Restricted Cash to capital expenditures related to the Virginia manufacturing facility. The Restricted Cash resulted from the proceeds of the Industrial Revenue Bond financing which was completed on December 7, 1994 for the construction of the new Virginia manufacturing facility. The Restricted Cash was drawn down as cash was expended and various phases of construction were completed on that facility. For 1996, this was primarily the result of additions to property, plant and equipment of $9.3 million and the investment in the China Joint Venture of $2.9 million partially offset by the application of $3.6 million of Restricted Cash to capital expenditures related to the Virginia manufacturing facility.

     Net cash (used for) provided by financing activities was ($11.9) million, $70.5 million, and ($21.5) million for 1998, 1997 and 1996, respectively. For 1998, this was the net repayment of the Revolving credit facility of $9.0 million, long term debt repayments of $3.2 million and purchases of treasury stock of $0.2 million, partially offset by proceeds from issuance of common stock of $0.6 million. The change in the Revolving credit facility for 1998 includes the repayment of $10.6 million, which had been borrowed in late 1997, to cash collateralize letters of credit which had been issued by the Company's previous lender until replacement letters of credit could be issued by its new lender, and $1.6 million of new borrowings. For 1997, this was largely the result of the incurrence of $59.9 million of debt primarily in connection with the acquisition of Windsor Door. Additionally, the Company drew down $13.2 million on its revolving credit facility, $10.6 million of which was used to collateralize letters of credit and $2.6 million of which was used to finance normal operating activities of the Company. Long-term debt repayments of $1.1 million and purchases of treasury stock of $1.9 million were funded by cash provided by operating activities and by borrowings under the Company's revolving credit facility. For 1996, long-term debt repayments of $1.0 million and purchases of treasury stock of $25.5 million were funded by cash provided by operating activities and by borrowings under the Company's revolving credit facility.

     The Company has budgeted an aggregate of $11.5 million for capital expenditures in 1999, consisting of $1.6 million for the new technical and business systems project and $9.9 million primarily for machinery and equipment at its other existing facilities. The Company expects to be able to fund these expenditures from cash provided by operations and borrowings under its Credit Facility described below. There can be no assurance that budgeted capital expenditures will be made as planned or that additional capital expenditures will not be required.

     In December 1997, the Company purchased certain net assets of Windsor for $59.0 million, including transaction costs of $1.0 million. Pursuant to the terms of the purchase agreement, the purchase price was subject to further adjustment once a final determination was made for the amount of working capital transferred as of the date of closing. The Company received cash of $2.5 million during the second quarter of 1998 in settlement of the working capital acquired, bringing the adjusted purchase price to $56.5 million. The transaction was accounted for as a purchase and the cost of the acquisition was allocated to the assets and liabilities based on their estimated respective fair values. The adjusted total cost of the acquisition, which was financed by proceeds from the Company's Credit Facility, exceeded the fair value of net assets acquired by $28.8 million, which was assigned to goodwill and is being amortized over forty years.

     Concurrent with the purchase of Windsor in December 1997, the Company replaced its previous revolving credit facility with a revolving credit and term loan facility ("Credit Facility") with Canadian Imperial Bank of Commerce ("CIBC"), as administrative agent, and certain other lenders. The Credit Facility includes a $40.0 million term loan facility and a revolving credit facility ("Revolver") with maximum borrowings of $75.0 million, including a $30.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility. On December 4, 1997, the full amount of the term loan was borrowed to finance part of the Windsor acquisition. The term loan requires semiannual principal payments commencing July 1998 of $2.0 million to $9.0 million, with a final payment due January 2003. Also on December 4, 1997, $19.0 million of the Revolver was borrowed to finance the balance of the Windsor acquisition and $10.6 million of the Revolver was borrowed to cash collateralize outstanding letters of credit which had been issued by the Company's prior lender until replacement letters of credit could be issued by CIBC. This $10.6 million of proceeds were carried as restricted cash on the accompanying Consolidated Balance Sheets. This amount of borrowing was included in current portion of long-term debt as the Company intended to repay the Credit Facility as soon as the replacement letters of credit were issued and the underlying cash collateral was returned by the previous lender, all of which occurred as expected in 1998. The Credit Facility expires on January 3, 2003 and bears interest at a rate equal to, at the option of the Company, either: (1) in the case of Eurodollar loans, the sum of the interest rate in the London interbank market for loans in an amount substantially equal to the amount of borrowing and for the period of borrowing selected by the Company plus a margin of between one-half percent and one and one-half percent, depending on the Company's consolidated interest coverage ratio (as defined in the credit agreement) or (2) the higher of (a) CIBC's prime or base rate or (b) one-half percent plus the latest overnight federal funds rate. At December 31, 1998 the interest rate on Eurodollar borrowings under the Credit Facility of $66.8 million was 6.69%. There were no base rate borrowings at December 31, 1998. Interest is payable quarterly in the case of base rate loans and on maturity dates or every three months, whichever is shorter, in the case of Eurodollar loans. The Company is required to pay a fee of .25% per year for the unused portion of the Credit Facility and 1.125% per year on outstanding letters of credit. The Credit Facility is guaranteed by all of the Company's domestic subsidiaries and collateralized by substantially all of the Company's assets, and requires the Company to maintain certain financial ratio covenants. The Credit Facility limits the Company's ability to incur debt, to sell or dispose of assets, to create or incur liens, to make additional acquisitions, to pay dividends, to purchase or redeem the Company's stock and to merge or consolidate with any other entity and provides the lender with the right to require the payment of all amounts outstanding under the Credit Facility if a change in control of the Company occurs.

     In December 1994, the Company borrowed $9.7 million from the Industrial Development Authority of Mecklenburg County, Virginia (the "IDA") to finance the construction of the Company's new Virginia manufacturing facility. The IDA financed the loan through the issuance of industrial development revenue bonds ("IDA Bonds"). The loan bears interest at a variable rate equal to the rate necessary to allow the IDA Bonds to be sold at 100% of the principal amount thereof; the Company has the option to change the interest rate to a fixed rate for a specified term (which may be the remaining term of the IDA Bonds). The IDA Bonds mature December 1, 2004, are subject to mandatory sinking fund redemption of $0.97 million per year, and are subject to mandatory redemption under certain circumstances. The Company has secured its obligations in respect of the IDA Bonds through the issuance of a letter of credit which reduces each year by the amount of the principal repayment.

     At December 31, 1998, the Company's outstanding debt (including current portion) was $73.0 million which includes $38.0 million of the term loan, $28.8 million of the Revolver and $5.8 million of IDA Bonds used to finance the Virginia manufacturing facility.

     The Board of Directors authorized the Company to repurchase up to 1.3 million shares of its Common Stock to be purchased at any time in the open market, subject to market conditions. At December 31, 1998 and 1997, the Company had repurchased 1.079 million shares costing $28.7 million and 1.069 million shares costing $28.5 million, respectively. These shares are reflected as Treasury Stock on the accompanying Consolidated Balance Sheets and were purchased using a combination of cash provided by operations and borrowings under the Company's Revolver.

     In August 1995, the Company entered into a joint venture with China Renaissance Industries, L. P. to pursue the manufacture and sale of metal building systems in The People's Republic of China ("PRC") for sale throughout most of Southeast Asia. The Company has a 30% interest in the Joint Venture and exclusively licensed to the Joint Venture on a royalty-free basis the right to use certain elements of the Company's technology. The Joint Venture completed the construction of its initial manufacturing facility in the PRC in October 1996. The Company received a technology license fee of $1.5 million, of which it received $0.75 million during 1995 and the remaining $0.75 million during 1998. The Company recognized $0.73 million in income in 1998. The Company's portion of the Joint Venture's cumulative loss as of December 31, 1998 is $0.3 million, which is offset by the unrecognized portion of the technology license fee received. At December 31, 1998 and 1997 the Company had $4.5 million and $4.4 million, respectively, invested in the Joint Venture which was funded by cash provided by operating activities. The Company has no obligation for any further investment in the joint venture, although it may choose to increase its investment based on evaluating the anticipated return on any proposed additional investment.

     The Company believes that the cash generated from operations and borrowings under the Credit Facility will be sufficient to meet its working capital and capital expenditure requirements as well as any additional capital it may invest in its Joint Venture in China through at least 1999. There can be no assurance that liquidity would not be impacted by a decline in general economic conditions and higher interest rates which would affect the Company's ability to obtain external financing.

     The Company carries insurance on its activities in scope and amounts which it believes are reasonable in light of the risks of the business. However, there can be no assurance that it will not incur a liability which is not covered or is in excess of coverage, which liability could have a material adverse effect on the Company.

Inflation

     The Company has from time to time in the past experienced increases in cost of sales and operating costs, including the costs of raw materials, supplies and labor due to inflation. The Company has generally been able to offset the effects of such inflation through periodic price increases. In recent years, the rate of domestic inflation has abated significantly. No assurance can be given, however, that the inflation rate will not increase in future years or that the Company will be able to increase prices to match increases in costs.

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

     The Company began a capital project during 1997 to replace both its business systems and technical systems. It is now in the implementation phase of an enterprise resource planning system to replace its business systems, and is nearing completion of the development phase of its new technical system. The Company budgeted approximately $5.9 million for this project over a thirty-month period. To date, approximately $4.5 million has been spent, leaving approximately $1.4 million to be spent during 1999. These new systems are year 2000 compliant and the Company expects them to be implemented in time to prevent any significant year 2000 problems from arising. The Company does not believe that any costs which would result from converting any other internal systems to be year 2000 compliant, which are not covered by this project, will be material to its financial condition or results of operations.

     The year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's builder/dealers, suppliers, and vendors. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure by another company's systems to be year 2000 compliant would not have a material adverse effect on the Company. To the extent possible, the Company will be developing contingency plans designed to allow continued operation in the event of a failure of the Company's or third party's systems.

Market Risk

     Upward or downward changes in market interest rates and their impact on the reported interest expense of the Company's variable rate borrowings will affect the Company's future earnings. However, a ten-percent change in the 1998 effective average interest rate on variable rate borrowings should not have a material effect on the Company's earnings for 1999.

Fluctuations of Quarterly Operating Results

     The Company's construction-related businesses are seasonal in nature in that shipments are normally lower in the first half of each year compared to the second half because of unfavorable weather conditions for construction, particularly in the northern portion of the United States, and normal business planning cycles affecting construction. This seasonality not only affects sales, but also profitability for the quarter. See Note 12 of Notes to Consolidated Financial Statements for selected unaudited quarterly financial data for the years ended December 31, 1998 and 1997. The quarterly data reflect, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of American Buildings Company and Subsidiaries are filed as part of this report.

AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Buildings Company:


We have audited the accompanying consolidated balance sheets of AMERICAN BUILDINGS COMPANY (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Buildings Company and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP




Atlanta, Georgia
February 8, 1999

                           AMERICAN BUILDINGS COMPANY

                                AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                      (In Thousands, Except Per Share Data)



                                     ASSETS

                                                                                            1998         1997
                                                                                          ---------    ---------
CURRENT ASSETS:
   Cash (including restricted cash of $10,624 in 1997)                                    $   2,467    $  16,560
   Accounts receivable, net of allowance for doubtful accounts of $3,281 and $4,345 in
      1998 and 1997, respectively                                                            66,807       58,649
   Inventories                                                                               40,088       31,410
   Deferred income taxes                                                                      4,296        4,059
   Prepaid expenses                                                                           3,505        1,839
                                                                                          ---------    ---------
            Total current assets                                                            117,163      112,517


PROPERTY, PLANT, AND EQUIPMENT, net                                                          54,745       52,876

GOODWILL, net                                                                                30,543       29,669

NET ASSETS OF DISCONTINUED OPERATION                                                          3,181        4,534

OTHER ASSETS, net                                                                             9,084        9,568
                                                                                          ---------    ---------
                                                                                          $ 214,716    $ 209,164
                                                                                          =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                   $   5,236    $  13,839
   Accounts payable                                                                          47,359       44,796
   Accrued liabilities                                                                       18,508       18,423
   Accrued income taxes                                                                        --          1,166
                                                                                          ---------    ---------
            Total current liabilities                                                        71,103       78,224
                                                                                          ---------    ---------
LONG-TERM DEBT, net of current maturities                                                    67,774       71,395
                                                                                          ---------    ---------
OTHER NONCURRENT LIABILITIES                                                                  5,094        3,749
                                                                                          ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 4,000 shares authorized, no shares issued and
      outstanding in 1998 and 1997                                                             --           --
   Common stock, $.01 par value; 25,000 shares authorized, 6,375 and 6,339 shares
      issued in 1998 and 1997, respectively                                                      64           63
   Additional paid-in capital                                                                32,038       31,448
   Retained earnings                                                                         67,331       52,736
                                                                                          ---------    ---------
                                                                                             99,433       84,247
   Less treasury stock, at cost (1,079 and 1,069 shares in 1998 and 1997, respectively)     (28,688)     (28,451)
                                                                                          ---------    ---------
            Total stockholders' equity                                                       70,745       55,796
                                                                                          ---------    ---------
                                                                                          $ 214,716    $ 209,164
                                                                                          =========    =========



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                      (In Thousands, Except Per Share Data)

                                                                              1998         1997         1996
                                                                           ---------    ---------    ---------
NET SALES                                                                  $ 440,660    $ 311,967    $ 272,991
                                                                           ---------    ---------    ---------
COSTS AND EXPENSES:
    Cost of sales                                                            368,941      256,285      228,321
    Selling, general, and administrative                                      37,885       27,607       24,190
                                                                           ---------    ---------    ---------
                                                                             406,826      283,892      252,511
                                                                           ---------    ---------    ---------
OPERATING INCOME                                                              33,834       28,075       20,480

INTEREST EXPENSE, net                                                          4,981        1,061          143
                                                                           ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES           28,853       27,014       20,337

PROVISION FOR INCOME TAXES                                                    11,108       10,401        7,830
                                                                           ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS                                             17,745       16,613       12,507

DISCONTINUED OPERATIONS:
    Loss from operations (less income tax benefit of $878, $477, and $38
       for 1998, 1997, and 1996, respectively)                                (1,404)        (762)         (60)
    Loss on disposal (less income tax benefit of $1,094)                      (1,746)        --           --
                                                                           ---------    ---------    ---------
NET INCOME                                                                 $  14,595    $  15,851    $  12,447
                                                                           =========    =========    =========

BASIC EARNINGS PER SHARE:
    Income from continuing operations                                      $    3.35    $    3.14    $    2.19
    Discontinued operations:
       Loss from operations                                                    (0.26)       (0.14)       (0.01)
       Loss on disposal                                                        (0.33)        --           --
                                                                           ---------    ---------    ---------
Net income                                                                 $    2.76    $    3.00    $    2.18
                                                                           =========    =========    =========

DILUTED EARNINGS PER SHARE:
    Income from continuing operations                                      $    3.15    $    2.94    $    2.07
    Discontinued operations:
       Loss from operations                                                    (0.25)       (0.13)       (0.01)
       Loss on disposal                                                        (0.31)        --           --
                                                                           ---------    ---------    ---------
Net income                                                                 $    2.59    $    2.81    $    2.06
                                                                           =========    =========    =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic                                                                      5,291        5,291        5,699
                                                                           =========    =========    =========

    Diluted                                                                    5,629        5,649        6,040
                                                                           =========    =========    =========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                           AMERICAN BUILDINGS COMPANY

                                AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (In Thousands)


                                                                Common Stock       Additional                             Total
                                                            --------------------    Paid-In     Retained   Treasury    Stockholders'
                                                             Shares      Amount     Capital     Earnings     Stock        Equity
                                                            --------    --------    --------    --------    --------     --------
BALANCE, December 31, 1995                                     6,237    $     62    $ 30,082    $ 24,438    $ (1,071)    $ 53,511

    Net income                                                    --          --          --      12,447          --       12,447
    Exercise of stock options                                     75           1         967          --          --          968
    Purchase of 955 shares of treasury stock                      --          --          --          --     (25,460)     (25,460)
                                                            --------    --------    --------    --------    --------     --------
BALANCE, December 31, 1996                                     6,312          63      31,049      36,885     (26,531)      41,466

    Net income                                                    --          --          --      15,851          --       15,851
    Exercise of stock options                                     27          --         399          --          --          399
    Purchase of 68 shares of treasury stock                       --          --          --          --      (1,920)      (1,920)
                                                            --------    --------    --------    --------    --------     --------
BALANCE, December 31, 1997                                     6,339          63      31,448      52,736     (28,451)      55,796

    Net income                                                    --          --          --      14,595          --       14,595
    Exercise of stock options                                     36           1         590          --          --          591
    Purchase of 10 shares of treasury stock                       --          --          --          --        (237)        (237)
                                                            --------    --------    --------    --------    --------     --------
BALANCE, December 31, 1998                                     6,375    $     64    $ 32,038    $ 67,331    $(28,688)    $ 70,745
                                                            ========    ========    ========    ========    ========     ========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                           AMERICAN BUILDINGS COMPANY

                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (In Thousands)

                                                                                               1998           1997           1996
                                                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                $ 14,595       $ 15,851       $ 12,447
                                                                                             --------       --------       --------
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
      Loss from discontinued operations                                                         3,150            762             60
      Depreciation and amortization                                                             8,255          4,991          4,111
      Loss (gain) on sales of fixed assets                                                         57            (47)           (64)
      Changes in operating assets and liabilities, net of acquired businesses:
         Accounts receivable, net                                                              (9,066)        (6,783)        (6,859)
         Inventories                                                                           (7,806)          (482)        (4,119)
         Accounts payable                                                                       1,889          1,473          8,549
         Accrued liabilities and income taxes                                                  (2,699)         3,404            452
         Other working capital changes                                                         (1,884)        (1,272)          (616)
         Other, net                                                                             1,670           (415)           113
                                                                                             --------       --------       --------
            Total adjustments                                                                  (6,434)         1,631          1,627
                                                                                             --------       --------       --------
            Net cash provided by operating activities                                           8,161         17,482         14,074
                                                                                             --------       --------       --------
CASH USED BY DISCONTINUED OPERATIONS                                                           (1,797)        (2,887)        (2,080)
                                                                                             --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                                                 (8,758)        (9,779)        (9,335)
   Purchase of acquired businesses, net of cash acquired                                       (2,230)       (58,734)            --
   Cash settlement--Windsor Door purchase                                                       2,536             --             --
   Decrease in restricted cash--IDA bond proceeds                                                  --            466          3,634
   Investment in China Joint Venture                                                             (135)          (525)        (2,940)
   Proceeds from sales of fixed assets                                                             --             47             94
   Proceeds from sales of nonoperating property, net                                               --             --            952
                                                                                             --------       --------       --------
            Net cash used for investing activities                                             (8,587)       (68,525)        (7,595)
                                                                                             --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                         591            399            968
   Proceeds from issuance of debt, net                                                             --         59,893             --
   Long-term debt payments                                                                     (3,215)        (1,103)          (970)
   Changes in revolving credit facility, net                                                   (9,009)        13,221          3,963
   Purchase of treasury stock                                                                    (237)        (1,920)       (25,460)
                                                                                             --------       --------       --------
            Net cash (used for) provided by financing activities                              (11,870)        70,490        (21,499)
                                                                                             --------       --------       --------
NET (DECREASE) INCREASE IN CASH                                                               (14,093)        16,560        (17,100)

CASH, beginning of year                                                                        16,560             --         17,100
                                                                                             --------       --------       --------
CASH, end of year                                                                            $  2,467       $ 16,560       $     --
                                                                                             ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                    $  4,963       $    968       $    559
                                                                                             ========       ========       ========

   Cash paid for income taxes                                                                $ 10,658       $ 10,328       $  7,748
                                                                                             ========       ========       ========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997, AND 1996

                      (In Thousands, Except Per Share Data)



1.   ORGANIZATION AND BASIS OF PRESENTATION

     The accompanying  consolidated financial statements include the accounts of
     American   Buildings  Company  and  its  wholly  owned   subsidiaries  (the
     "Company"), after elimination of all material intercompany items.

     The Company is a diversified manufacturer and marketer of construction products and services for nonresidential and residential applications. The Company designs, manufactures, and sells metal building systems for industrial, commercial, institutional, and other nonresidential markets. Metal building systems consist of structural framing and wall and roof panels. The Company's metal building systems are generally custom-designed to meet the specific needs of the end user and to allow for easy on-site assembly. The Company markets its metal building systems nationwide through authorized builder/dealers. The Company has a separate roofing products sales, engineering, and customer service organization, which markets and sells the Company's roofing products to its builder/dealer network and to preferred roofing contractors. The Company manufactures and markets steel sectional upward acting doors for residential and commercial applications through Windsor Door ("Windsor"), which are sold nationwide through independent distributors and company-owned distribution centers. Windsor also produces rolling steel doors for industrial and self-storage uses and operates a metal stampings manufacturing operation. In addition, the Company paints steel coils, manufactures and markets building components and self-storage systems, and provides specialty engineering services for large, complex building structures. The Company markets and produces light gauge steel framing systems and trusses and also operates an ICC-licensed trucking subsidiary.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

     Revenue is recorded upon delivery of the product to the customer.

     Earnings Per Share

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The calculation and presentation of earnings per share are presented in accordance with SFAS No. 128. Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share are based on the weighted average number of shares outstanding and the dilutive effect of stock options outstanding (using the treasury stock method). For the years ending December 31, 1998, 1997, and 1996, outstanding options of 146, 142, and 0, respectively, have been excluded from diluted weighted average shares outstanding, as the exercise price exceeded the average stock price, and thus, their impact was antidilutive.

     Comprehensive Income

     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. The Company has adopted the new pronouncement, which establishes new rules for the reporting and display of comprehensive income and its components; however, the Company has no other comprehensive income items as defined in SFAS No. 130.

     Cash

     The  Company  considers  all  highly  liquid   investments  with  purchased
     maturities of three months or less to be cash equivalents.

     In December 1997, the Company canceled its previous credit facility and entered into a new credit facility. As of December 31, 1997, the Company's prior lender required the Company to deposit funds with it to support outstanding letters of credit of $10,624. During 1998, the Company issued replacement letters of credit under its new credit facility, withdrew the funds, and paid down its revolving credit facility.

     Inventories

     Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used for determining the cost for approximately 53% and 62% of the Company's inventories at December 31, 1998 and 1997, respectively. The first-in, first-out method is used for determining the cost of all other inventories, including direct labor and overhead incurred in the manufacturing process. Market is defined as replacement cost for raw materials and net realizable value for work in process and finished goods.

     Inventories consist of the following as of December 31, 1998 and 1997:

                                                        1998        1997
                                                      --------    --------

     Raw materials                                    $ 24,598    $ 19,762
     Work in process                                     6,000       5,126
     Finished goods                                     10,070       7,239
                                                      --------    --------
                                                        40,668      32,127
     Allowance to state inventories at LIFO cost          (580)       (717)
                                                      --------    --------
                                                      $ 40,088    $ 31,410
                                                      ========    ========

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

     Property, plant, and equipment, at cost, consist of the following as of December 31, 1998 and 1997:

                                                        1998         1997
                                                      --------     --------

     Land                                             $  1,769     $  1,768
     Buildings and leasehold improvements               26,331       25,900
     Machinery and equipment                            76,734       68,373
                                                      --------     --------
                                                       104,834       96,041
     Less accumulated depreciation                      50,089       43,165
                                                      --------     --------
                                                      $ 54,745     $ 52,876
                                                      ========     ========

     Goodwill

     Goodwill is amortized on a straight-line basis over the lesser of its estimated life or 40 years. Amortization expense was $741, $78, and $0 in 1998, 1997, and 1996, respectively.

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

     Other Assets

     The Company is the beneficiary of life insurance policies covering certain current and former management employees to fund the Company's obligations to such employees under a noncontributory retirement and death benefit plan (Note 8). The cash surrender value of these life insurance policies is $2,381 and $2,179 at December 31, 1998 and 1997, respectively, and is included in other assets in the accompanying balance sheets.

     Accrued Liabilities

     The Company accrues estimated insurance claims for the self-insured portion of its workers' compensation, property, casualty, and health insurance plans. At December 31, 1998 and 1997, insurance claim reserves of $6,104 and $5,592, respectively, were included in accrued liabilities.

     Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets for which the Company's services are provided as well as their dispersion across many different geographic areas. As a result, as of December 31, 1998, the Company does not consider itself to have any significant concentrations of credit risk.

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

     Recent Accounting Pronouncements

     In June 1998,  the FASB  issued SFAS No. 133,  "Accounting  for  Derivative
     Instruments and Hedging Activities," which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, and changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company plans to adopt SFAS No. 133 in the first quarter of fiscal 2000. Management does not believe the adoption of this statement will have a material effect on the consolidated financial statements of the Company.

3.   DISCONTINUED OPERATIONS

     In December 1998, the Company announced the discontinuance of American Modular Technologies ("AMT") located in Liberty, North Carolina. Operations of AMT will be phased down throughout 1999, as the Company has ceased taking new orders but continues to meet contractual obligations of in-process business. A loss on disposition of AMT of $1,746 (net of tax benefit) was recorded for the write-down of long-lived assets of $246, severance costs of $300, estimated carrying costs of the closed facility of $360, legal, contract termination, and various other shut-down costs of $350, and anticipated losses during the shut-down period of $1,584. AMT has been accounted for as a discontinued operation, and accordingly, the accompanying consolidated financial statements of the Company have been restated to report separately the net assets and operating results of AMT.

     Revenues of AMT were $13,139,  $11,420,  and $962 in 1998,  1997, and 1996, respectively. The net loss of AMT was $1,404, $762, and $60 in 1998, 1997, and 1996, respectively. A summary of the net assets of AMT, which have been reflected in the consolidated balance sheets as of December 31, 1998 and 1997, is as follows:

                                                            1998       1997
                                                           -------    -------

     Current assets                                        $ 5,366    $ 3,690
     Property, plant, and equipment, net                     1,473      1,731
     Current liabilities                                    (3,658)      (875)
     Noncurrent liabilities                                     --        (12)
                                                           -------    -------
     Net assets of discontinued operations held for sale   $ 3,181    $ 4,534
                                                           =======    =======

4.   ACQUISITIONS

     On July 18, 1998, the Company acquired the shares of Rescom Overhead Door ("Rescom") for $2,000 cash, plus assumed net liabilities of $545. Rescom distributes overhead doors throughout California. The transaction was accounted for by the purchase method. The purchase price in excess of the net assets acquired is $2,545 and has been assigned to goodwill. The accompanying consolidated financial statements include the operating results of Rescom from the date of acquisition. The purchase price is subject to an upward adjustment based on the earnings performance of Rescom during its first year of operation as part of the Company.

     On December 4, 1997, the Company completed the acquisition of certain net assets of Windsor for approximately $59,000, including transaction costs of $1,000. The transaction was financed with proceeds from the Company's credit facility (Note 5) and was accounted for as a purchase. The cost of the acquisition has been allocated to assets and liabilities based on their estimated respective fair values. Total consideration, including an estimated working capital adjustment, exceeded the fair value of net assets purchased by $29,747, which was assigned to goodwill. In June 1998, the Company finalized the working capital adjustment. In connection therewith, the Company received $2,536 in cash, which resulted in a reduction of goodwill of $944.

     The results of the operations of Windsor are included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma information was prepared assuming that the transaction was consummated on January 1, 1996:

                                                 1997              1996
                                              -----------       -----------

     Revenue                                  $   400,584       $   360,085
     Net income                                    15,403            12,317
     Earnings per share:
         Basic                                $      2.91       $      2.16
         Diluted                                     2.73              2.04

     This pro forma information is not necessarily  indicative of the results of
     operations  that  would  have  been  attained  had  the  acquisition   been
     consummated on January 1, 1996 or that may be attained in the future.

5.   LONG-TERM DEBT

     Long-term debt consists of the following as of December 31, 1998 and 1997:

                                                           1998      1997
                                                          -------   -------

     Term loan                                            $38,000   $40,000
     Revolving credit facility                             28,800    37,809
     IDA of Mecklenburg County, Virginia; Industrial
         Revenue Bonds                                      5,820     6,790
     Other                                                    390       635
                                                          -------   -------
                                                           73,010    85,234
     Less current maturities                                5,236    13,839
                                                          -------   -------
                                                          $67,774   $71,395
                                                          =======   =======

      The annual maturities of long-term debt are as follows:

     1999                                                           $ 5,236
     2000                                                             5,094
     2001                                                             7,970
     2002                                                            14,970
     2003                                                            38,770
     Thereafter                                                         970
                                                                    -------
                                                                    $73,010
                                                                    =======

     The Company has a comprehensive credit facility which includes a $40,000 term loan and a revolving credit facility with maximum borrowings of $75,000.

     The term loan requires semiannual principal payments, commencing July 1998, of $2,000 to $9,000, with a final payment due January 2003. Interest is payable monthly at the Eurodollar rate plus 1% (6.81% at December 31, 1998).

     The revolving credit facility availability is based on borrowings outstanding as well as amounts outstanding under letters of credit. At December 31, 1998, borrowings outstanding on the revolving credit facility were $28,800, outstanding letters of credit were $8,324, and $37,876 was available under the revolving credit facility. The facility expires January 2003. Interest is payable on individual advances at the Eurodollar rate plus 1% (weighted average of 6.54% at December 31, 1998). The Company is required to pay a fee of .25% per year for the unused portion of the facility and 1.125% per year on outstanding letters of credit.

     The credit facility is collateralized by substantially all of the Company's assets and requires the Company to maintain certain financial ratio covenants.

     In December 1994, the Company closed a $9,700 industrial revenue bond transaction with the Industrial Development Authority ("IDA") of
     Mecklenburg County, Virginia, for the purpose of financing its new manufacturing facility located in Virginia. The bonds bear interest at a variable rate (4.25% at December 31, 1998). Additionally, the Company pays a .25% remarketing fee on the bond balance. The bonds mature on December 1, 2004 and are subject to a mandatory sinking fund redemption of $970 per year and to a mandatory redemption under certain circumstances. The

     Company has secured its obligation with respect to the IDA bonds through the issuance of a letter of credit. The carrying amount of the bonds is assumed to approximate fair value due to the bonds' variable rate structure.

6.   STOCKHOLDERS' EQUITY

     Preferred Stock

     In February 1994, the board of directors authorized 4,000 shares of preferred stock with $.01 par value. The board of directors has the authority to issue these preferred shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

     Treasury Stock

     The board of directors has authorized the Company to repurchase up to 1,300 shares of its outstanding common stock, as deemed appropriate by management. At December 31, 1998 and 1997, repurchases of 1,079 and 1,069 shares, respectively, had been effected at prevailing market prices from time to time on the open market. These repurchased shares represent additions to treasury stock and are carried at cost in the accompanying balance sheets.

     Stock Option Plans

     In January 1993, the Company adopted the American Buildings Company Management Incentive Plan. The Company reserved 223 shares for issuance under the plan. Stock incentives granted pursuant to the plan may include
     (a) nonqualified stock options, (b) incentive stock options, or (c) restricted stock awards. All options were issued at an exercise price no less than fair value as of the date of grant. Cancellations of options granted under the plan are not available for future grants.

     In February 1994, the board of directors approved the 1994 Employee Stock Option Plan. The plan, as amended, provides for the issuance of incentive and nonqualified stock options to acquire up to 880 shares of common stock. Options become exercisable as determined at the date of grant by a committee of the board of directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. To date, the exercise prices of all issuances of options have been at fair market value at the date of grant.

     In addition, the Company has a stock option plan for nonemployee directors, which, as amended, authorizes options to purchase up to 260 shares of common stock. The option price for future grants is to be determined by the board of directors but shall not be less than the fair market value of the common shares on the date the stock option is granted.

     Transactions under the Company's stock option plans during each of the three years ended December 31, 1998 are summarized as follows:


                                                                    Weighted
                                                        Number      Average
                                                          of         Price
                                                        Shares     Per Share
                                                        ------     ---------

     Outstanding at December 31, 1995                     722        $11.91
         Granted                                           19         21.22
         Exercised                                        (75)         8.87
         Canceled                                         (14)        20.01
                                                        -------
     Outstanding at December 31, 1996                     652         12.35
         Granted                                          221         27.12
         Exercised                                        (27)        10.15
         Canceled                                          (2)        10.00
                                                        -------
     Outstanding at December 31, 1997                     844         16.32
         Granted                                            9         29.63
         Exercised                                        (36)         8.11
         Canceled                                          (7)        28.25
                                                        -------
     Outstanding at December 31, 1998                     810         16.73
                                                        =======
     Exercisable at December 31, 1998                     629         13.81
                                                        =======

     At December 31, 1998, options to purchase 402 shares were available for future grant under the above option plans.

     The following table sets forth the number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                Options Outstanding                   Options Exercisable
                      ---------------------------------------       -----------------------
                                   Weighted        Weighted                       Weighted
                      Number        Average         Average          Number        Average
   Range of             of         Exercise       Contractual          of         Exercise
Exercise Prices       Shares         Price           Life            Shares         Price
----------------      ------       --------       -----------        ------       ---------
   $ 5.18-$ 6.89        163         $  5.94        4.1 years           163         $  5.94
   $10.00-$16.38        310           12.28        5.4 years           310           12.28
   $18.06-$29.63        337           26.08        8.0 years           156           25.10
                        ---                                            ---
   $ 5.18-$29.63        810           16.73        6.2 years           629           13.81
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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                            1998         1997         1996
                                         -------      -------      -------

     Risk-free interest rate                5.59%        5.98%        6.16%
     Expected dividend yield                0.00%        0.00%        0.00%
     Expected lives                      5 years      5 years      5 years
     Expected volatility                      35%          35%          35%

     The total values of the options granted during the years ended December 31, 1998, 1997, and 1996 were computed as approximately $108, $2,407, and $133, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net income and pro forma net income per share for the years ended December 31, 1998, 1997, and 1996 would have been as follows:

                                             1998         1997         1996
                                       ----------   ----------   ----------

     Net income:
         As reported                   $   14,595   $   15,851   $   12,447
         Pro forma                         14,043       15,529       12,285
     Basic earnings per share:
         As reported                   $     2.76   $     3.00   $     2.18
         Pro forma                           2.65         2.93         2.16
     Diluted earnings per share:
         As reported                   $     2.59   $     2.81   $     2.06
         Pro forma                           2.49         2.75         2.03


7.   INCOME TAXES

     The provision for income taxes for each of the three years ended December 31, 1998 consists of the following:

                                             1998       1997        1996
                                           --------   --------    --------

     Current:
         Federal                           $  8,741   $  9,608    $  7,231
         State                                  998      1,098         827
     Deferred provision (benefit)             1,369       (305)       (228)
                                           --------   --------    --------
                                           $ 11,108   $ 10,401    $  7,830
                                           ========   ========    ========

     The provision for income taxes differs from the amounts resulting from multiplying the income before income taxes by the statutory federal income tax rate. The reasons for these differences are as follows:

                                                   1998       1997       1996
                                                  ------     ------     ------

 Federal income tax provision at statutory rate
                                                    35.0%      35.0%      35.0%
 State income taxes, net of federal benefit          4.0        4.0        4.0
 Other                                              (0.5)      (0.5)      (0.5)
                                                  ------     ------     ------
                                                    38.5%      38.5%      38.5%
                                                  ======     ======     ======

     The sources of the differences between the financial accounting and tax bases of the Company's assets and liabilities which give rise to the deferred tax assets and liabilities and the tax effects of each are as follows as of December 31, 1998 and 1997:

                                                       1998         1997
                                                      -------      -------

     Deferred tax assets:
         Accrued liabilities                          $ 1,751      $ 2,412
         Deferred compensation                          1,491        1,209
         Allowance for doubtful accounts                1,036        1,128
         Reserves on nonoperating assets                1,624          422
         Other                                            334          693
                                                      -------      -------
                                                        6,236        5,864
                                                      -------      -------
     Deferred tax liabilities:
         Property, plant, and equipment                (2,102)        (848)
         Goodwill                                        (529)         (33)
         Other                                            (23)         (32)
                                                      -------      -------
                                                       (2,654)        (913)
                                                      -------      -------
     Net deferred tax assets                          $ 3,582      $ 4,951
                                                      =======      =======

     Noncurrent deferred tax liabilities of $714 have been included in other noncurrent liabilities as of December 31, 1998, and noncurrent deferred tax assets of $892 have been included in other assets as of December 31, 1997 in the accompanying consolidated balance sheets. Realization of the net deferred tax assets is dependent on generating sufficient taxable income in future periods. Although realization is not ensured, management believes that it is more likely than not that the deferred tax assets will be realized.

8.   EMPLOYEE BENEFIT PLANS

     Savings Plan

     The Company has a contributory 401(k) plan, the American Buildings Company Savings Plan, under which all full-time employees are eligible to participate. The Company matches at least $.25 per $1 of eligible employee contributions and can make an additional contribution at the discretion of the board of directors. The plan requires a minimum company contribution of 1% of eligible gross payroll annually. Company contributions to this plan were $1,382, $1,913, and $996 for 1998, 1997, and 1996, respectively.

     Retirement Plan

     The Company has a noncontributory retirement and death benefit plan which covers certain management employees. The plan provides a death benefit prior to obtaining retirement age, as defined by the plan, to be paid over a minimum ten-year period and a mutually exclusive retirement benefit, after obtaining the defined retirement age, to be paid over a ten-year period. Benefits under this plan do not vest until retirement, and the Company has the right to modify or terminate this plan at any time. The Company's liability for benefits under this plan was $3,873 and $3,141 as of December 31, 1998 and 1997, respectively. This liability is based on the estimated present value of the retirement obligation accrued over the estimated service period and is included in other noncurrent liabilities in the accompanying balance sheets.

     Pension Plans

     In connection with the Windsor acquisition (Note 4), the Company became the sponsor of three defined benefit plans covering hourly and salaried employees. Benefits are based on years of service and/or compensation. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes and that meets minimum funding standards, using an actuarial cost method and assumptions which are different from those used for financial reporting. Plan assets are invested primarily in equity and income securities. Net pension expense was $374 for the year ended December 31, 1998 and $29 for the month of December 1997.

     The following table sets forth the plans' funded status and amounts recognized as other noncurrent liabilities in the accompanying balance sheet at December 31, 1998:

     Change in benefit obligation:
         Benefit obligation at beginning of year                   $ 2,069
         Service cost                                                  345
         Interest cost                                                 145
         Actuarial loss                                                123
                                                                   -------
     Benefit obligation at end of year                             $ 2,682
                                                                   =======

     Change in plan assets:
         Fair value of plan assets at beginning of year            $ 1,361
         Actual return on plan assets                                   76
                                                                   -------
     Fair value of plan assets at end of year                      $ 1,437
                                                                   =======

     Funded status of the plan:
         Funded status at December 31, 1998                        $(1,244)
         Unrecognized loss                                              75
                                                                   -------
     Net amount recognized                                         $(1,169)
                                                                   =======

     Net pension cost for the year:
         Service cost                                              $   345
         Interest cost on projected benefit obligation                 145
         Expected return on plan assets                               (116)
                                                                   -------
     Net periodic pension cost                                     $   374
                                                                   =======

     For the period presented, the discount rate used to determine the projected benefit obligation is 6.75%, the assumed growth in compensation is 5%, and the expected long-term rate of return on plan assets is 8.5%.

     The Company does not provide any other significant postretirement or postemployment benefits.

9.   COMMITMENTS AND CONTINGENCIES

     Related-Party Transaction

     The Company has an agreement with an entity controlled by two of the Company's directors to provide financial and management consulting services through March 2002. The Company paid $375 in 1998 and $275 in 1997 and 1996 for annual consulting services. In addition to the annual fee, the entity received $488 related to services rendered in connection with the Windsor acquisition.

     Insurance

     The Company participates in self-insured workers' compensation, general liability, and health insurance plans. Reserves are estimated for both reported and unreported claims using industry loss development factors. Revisions to estimated reserves are recorded in the period in which they become known. Estimated self-insurance reserves as of December 31, 1998 and 1997 totaling $6,104 and $5,592, respectively, represent management's best estimate. In the opinion of the Company's management, any future adjustments to estimated reserves will not have a material impact on the financial statements.

     Leases

     The Company leases certain property, plant, and equipment under operating leases. Minimum future lease payments under operating leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

      1999                                                             $ 5,884
      2000                                                               4,789
      2001                                                               4,001
      2002                                                               3,024
      2003                                                               1,905
      Thereafter                                                         4,409
                                                                       -------
                    Total                                              $24,012
                                                                       =======

     Total rent expense for all operating leases was $6,390, $4,296, and $3,811 in 1998, 1997, and 1996, respectively.

     Employment Agreements

     The Company has entered into employment agreements with five senior executives for terms expiring December 31, 2000. The agreements provide for severance, up to the longer of the remaining term of the agreement or one year, for termination of employment for any reason other than good cause.

     Litigation

     The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a material effect on the Company's financial position, liquidity, or results of operations.

10.   JOINT VENTURE

     In August 1995, the Company entered into a joint venture with China Renaissance Industries, L.P. to pursue the manufacture and sale of metal building systems in the People's Republic of China ("PRC") and certain countries in Southeast Asia (the "Joint Venture"). The Company has a 30% interest in the Joint Venture and exclusively licensed to the Joint Venture on a royalty-free basis the right to use certain elements of the Company's technology. The Company has received technology license fees totaling $1,500, of which it received $750 during 1995 and the remaining $750 in 1998. The Company recognized $732 of the collected technology license fee during 1998. The Company's portion of the Joint Venture's cumulative loss is $309 as of December 31, 1998 and is offset by the unrecognized portion of the technology license fee received. The Joint Venture completed construction of its initial manufacturing facility in the PRC during October 1996. At December 31, 1998 and 1997, the Company had $4,500 and $4,365, respectively, invested in the Joint Venture which has been included in other assets at December 31, 1998 and 1997, respectively.

11.  BUSINESS SEGMENT INFORMATION

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in its financial statements for the year ended December 31, 1998.

     The Company's ten business units have been aggregated into three reportable segments--Construction Products, Door Products, and Steel Coil Coating, since the long-term financial performance within each of these segments is affected by similar economic conditions. Each of these segments has its own management team.

     The Construction Products segment consists of two groups, representing six business divisions--Buildings, Heavy Fabrication, and Self-Storage (collectively, the "Buildings Group"), and Roofing, ABC Components, and Steel Components Systems (collectively, the "Roofing and Components Group"). This segment primarily sells metal buildings systems, roofing systems for new construction and retrofit markets, self-storage buildings systems, and metal building components. Products of these divisions are manufactured at the Company's four metal buildings plants and are generally marketed through a network of independent general contractors.

     The Door Products segment represents the Windsor Door division, which was acquired by the Company in December 1997, and produces steel sectional upward-acting doors for residential and commercial applications. Door products are manufactured at three plants and are sold through independent distributors as well as 31 company-owned distribution centers.

     The Steel Coil Coating segment represents the Polymer Coil Coating division, which coats steel coils for internal use by the Metal Buildings and Door products segments and serves as a toll coater for steel mills and other customers who use painted steel for architectural products, lighting fixtures, steel furniture, and other applications.

     The accounting policies of the reportable segments are the same as those described in Note 2 to the consolidated financial statements. The Company evaluates the performance of each operating division based on income before income taxes, accounting changes, nonrecurring items, and interest expense.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related activities as well as results of smaller operations of the Company, ABC Transportation, and Light Gauge Commercial. Data by geographic area has been omitted as the Company does not have significant sales or long-lived assets held outside of the United States.

                                                                1998
                                       -------------------------------------------------------
                                                                Steel
                                       Construction   Door      Coil
                                         Products   Products   Coating     Other        Total
                                       ------------ --------   --------   --------    --------
     Net sales from external customers   $316,803   $104,735   $ 13,941   $  5,181    $440,660
     Intersegment net sales                    --      1,000     14,420     21,180      36,600
     Operating profit                      24,083      6,940      6,796     (3,985)     33,834
     Total assets                         112,654     82,815     13,318      5,929     214,716
     Capital expenditures                   4,682      3,353        369        354       8,758
     Depreciation and amortization          3,931      2,896        703        725       8,255

                                                                1997
                                       -------------------------------------------------------
                                                                Steel
                                       Construction   Door      Coil
                                         Products   Products   Coating     Other        Total
                                       ------------ --------   --------   --------    --------
     Net sales from external customers   $289,553   $  7,783   $  9,866   $  4,765    $311,967
     Intersegment net sales                    --         --     11,962     18,358      30,320
     Operating profit                      27,733        723      4,907     (5,288)     28,075
     Total assets                         116,435     76,437      9,791      6,501     209,164
     Capital expenditures                   8,702         --        826        251       9,779
     Depreciation and amortization          3,535        242        583        631       4,991

                                                                1996
                                       -------------------------------------------------------
                                                                Steel
                                       Construction   Door      Coil
                                         Products   Products   Coating     Other        Total
                                       ------------ --------   --------   --------    --------
     Net sales from external customers   $260,246     $   --   $  8,957   $  3,788    $272,991
     Intersegment net sales                    --         --      9,422     16,747      26,169
     Operating profit                      20,282         --      3,393     (3,195)     20,480
     Total assets                          89,168         --      7,784      3,729     100,681
     Capital expenditures                   6,359         --      2,975          1       9,335
     Depreciation and amortization          3,103         --        458        550       4,111

                                             Reconciliation of Segment
                                            Operating Profit to Income
                                            from Continuing Operations
                                         --------------------------------
                                           1998        1997        1996
                                         --------    --------    --------

     Segment operating profit            $ 33,834    $ 28,075    $ 20,480
     Interest expense                      (4,981)     (1,061)       (143)
     Provision for income taxes           (11,108)    (10,401)     (7,830)
                                         --------    --------    --------
     Income from continuing operations   $ 17,745    $ 16,613    $ 12,507
                                         ========    ========    ========

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   1998
                                             ------------------------------------------------
                                               First       Second        Third        Fourth
                                              Quarter      Quarter      Quarter      Quarter
                                             ---------    ---------    ---------    ---------
     Net sales                               $  95,853    $ 107,212    $ 119,597    $ 117,998
     Operating income                            4,413        7,684       11,208       10,529
     Interest expense                            1,276        1,234        1,279        1,192
     Income from continuing operations           1,929        3,968        6,106        5,742
     Discontinued operations:
         Loss from operations                     (295)        (265)         (24)        (820)
         Loss on disposal                           --           --           --       (1,746)
     Net income                                  1,634        3,703        6,082        3,176

     Diluted earnings per share:
         Income from continuing operations   $    0.34    $    0.70    $    1.08    $    1.03
         Discontinued operations:
            Loss from operations                 (0.05)       (0.05)          --        (0.15)
            Loss on disposal                        --           --           --        (0.31)
                                             ---------    ---------    ---------    ---------
     Net income                              $    0.29    $    0.65    $    1.08    $    0.57
                                             =========    =========    =========    =========

                                                                  1997
                                             ------------------------------------------------
                                               First       Second        Third        Fourth
                                              Quarter      Quarter      Quarter      Quarter
                                             ---------    ---------    ---------    ---------
     Net sales                               $  55,496    $  75,660    $  81,139    $  99,672
     Operating income                            2,566        7,207        8,144       10,158
     Interest expense                              225          266          131          439
     Income from continuing operations           1,439        4,269        4,928        5,977
     Discontinued operations:
         Income (loss) from operations              76           88         (119)        (807)
     Net income                                  1,515        4,357        4,809        5,170

     Diluted earnings per share:
         Income from continuing operations   $    0.26    $    0.75    $    0.87    $    1.06
         Discontinued operations:
            Income (loss) from operations         0.01         0.02        (0.02)       (0.14)
                                             ---------    ---------    ---------    ---------
     Net income                              $    0.27    $    0.77    $    0.85    $    0.92
                                             =========    =========    =========    =========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information set forth under the caption Proposal No. 1 - Election of Directors in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

     See "Part I - Executive Officers of the Company."


ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

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

3.   Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this report or are incorporated herein by reference (Exhibit Nos. 10.1, 10.3, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19, 10.26, 10.27, 10.28, 10.29 and 10.30 are management contracts, compensatory plans or arrangements):


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

3.2            Amended and Restated By-laws.(3)

4.             Form of Common Stock Certificate.(3)

10.1           Stock Option Agreement, dated November 9, 1992, between Robert T.
               Ammerman and the Company, as amended.(3)

10.2 Amended and Restated Registration Rights Agreement, dated as of January 19, 1993, among the Company and certain of the Company's stockholders.(3)

10.3 Amended and Restated Management Agreement, dated as of November 25, 1997, between the Company and Sterling Ventures Limited.(4)

10.4 Net True Lease Agreement, dated September 22, 1986, between ABC Transportation Company and PACCAR Leasing Corporation and related Schedules.(3)

10.5 Master Maintenance Agreement between ABC Transportation Company and Eufaula Trucking Company.(3)

10.6 Term Lease Master Agreement, dated June 11, 1984, between American Buildings Company and IBM Credit Corporation and related Lease Supplements and Schedules.(3)

10.7 Commercial Building Lease, dated February 1, 1992, between USX Corporation and Polymer Coil Coaters, Inc. relating to Fairfield, Alabama leased real property.(3)

10.8           Commercial  Building  Lease,  dated  April 1, 1992,  between  USX
               Corporation   and  Polymer  Coil  Coaters,   Inc.,   relating  to
               Fairfield, Alabama leased real property.(3)

10.9           Commercial  Building  Lease,  dated April 17,  1985,  between USX
               Corporation   and  Polymer  Coil  Coaters,   Inc.,   relating  to
               Fairfield, Alabama leased property.(3)

10.10          Form of Spectrum Software License Agreement.(3)

10.11          Form of Builder Agreement.(3)

10.12          Form of Roofing Contractor Agreement.(3)

10.13          Form of Indemnity Agreement.(3)

10.14          1994 Stock Option Plan, as amended.(5)

10.15          Form of Stock Option Agreement under 1994 Stock Option Plan.(3)

10.16          Stock Option Plan for Non-Employee Directors, as amended.(6)

10.17          Incentive Bonus Plan.(3)

10.18          Management Security Plan.(3)

10.19          Form of Non-Plan Stock Option Agreement.(3)

10.20 Industrial Development Authority of Mecklenburg County, Virginia Purchase Contract dated November 22, 1994, with the Company and Merchant Capital Corporation.(7)

10.21          Loan  Agreement  between  Industrial   Development  Authority  of
               Mecklenburg County, Virginia and the Company dated December 1, 1994.(7)

10.22          Form of Note (included in Loan Agreement).(7)

10.23 Remarketing Agreement dated as of December 1, 1994, among the Company, Merchant Capital Corporation, NationsBank of Virginia, N.A. and the Industrial Development Authority of Mecklenburg County, Virginia.(7)

10.24 Indenture of Trust between Industrial Development Authority of Mecklenburg County, Virginia and NationsBank of Virginia, N.A., as Trustee.(7)

10.25 Pledge Agreement, dated as of April __, 1998, between the Company and Canadian Imperial Bank of Commerce.

10.26 Employment Agreement, dated as of January 1, 1998, between the Company and Robert T. Ammerman.(4)

10.27 Employment Agreement, dated as of January 1, 1998, between the Company and Joel R. Voelkert.(4)

10.28 Employment Agreement, dated as of January 1, 1998, between the Company and Roy L. Smith.(4)

10.29 Employment Agreement, dated as of January 1, 1998, between the Company and William R. Buchholz.(4)

10.30 Employment Agreement dated as of January 1, 1998, between the Company and R. Charles Blackmon.(4)

10.31 Limited Partnership Agreement of American Buildings Company Asia, L.P., dated August 15, 1995.(8)

10.32 Technology License Agreement between American Buildings Company Asia, L.P. and American Buildings Company International, Inc., dated August 15, 1995.(8)

10.33 Credit Agreement, dated as of December 4, 1997, among American Buildings Company, as Borrower, the several lenders from time to time party hereto, and Canadian Imperial Bank of Commerce, as Administrative Agent.(2)

10.34 First Amendment, dated as of December 15, 1997, to the Credit Agreement, dated as of December 4, 1997, among American Buildings Company, as Borrower, the several lenders from time to time party hereto, and Canadian Imperial Bank of Commerce, as Administrative Agent.(2)

10.35 Guarantee and Collateral Agreement, dated as of December 4, 1997, made by American Buildings Company and certain of its subsidiaries in favor of Canadian Imperial Bank of Commerce, as Administrative Agent.(2)

10.36 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Eufaula, Alabama).(2)

10.37 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Fairfield, Alabama).(2)

10.38 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (El Paso, Illinois).(2)

10.39 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Carson City, Nevada).(2)

10.40 Mortgage from American Buildings Company, Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (La Crosse, Virginia).(2)

10.41          Mortgage  from  AMT/Beaman  Corporation,  Mortgagor,  to Canadian
               Imperial   Bank   of   Commerce,    Mortgagee   (Liberty,   North
               Carolina).(2)

10.42 Mortgage from Windsor Door, Inc., Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Little Rock, Arkansas).(2)

10.43 Mortgage from Windsor Door, Inc., Mortgagor, to Canadian Imperial Bank of Commerce, Mortgagee (Oliverhurst, California).(2)

10.44 Second Amendment, dated as of March 10, 1999, to the Credit Agreement, dated as of December 4, 1997, among American Buildings Company, as Borrower, the several lenders from time to time party thereto, and Canadian Imperial Bank of Commerce, as Administrative Agent.

11             Computation of Earnings Per Share.

21             Subsidiaries of the Company.

23             Consent of Arthur Andersen LLP.

27.1           Financial Data Schedule - Year Ended December 31, 1998.

27.2           Restated Financial Data Schedule - Year Ended December 31, 1997.

27.3           Restated Financial Data Schedule - Year Ended December 31, 1996.

               (b)  Reports on Form 8-K.

                    None.

               (c)  Exhibits.

                    See (a)(3) above.

----------
(1) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(2) Incorporated by reference to Exhibits to the Current Report on Form 8-K dated December 4, 1997.

(3) Incorporated by reference to Exhibits to the Registration Statement on Form S-1 (Registration No. 33-76054).

(4) Incorporated by reference to Exhibits to the Annual Report on Form 10-K for the year ended December 31, 1997.

(5) Incorporated by reference to Exhibits to the Registration Statement on Form S-8 (Registration No. 333- 64813).

(6) Incorporated by reference to Exhibits to the Registration Statement on Form S-8 (Registration No. 333- 64811).

(7) Incorporated by reference to Exhibits to the Annual Report on Form 10-K for the year ended December 31, 1994.

(8) Incorporated by reference to Exhibits to the Quarterly Report on Form 10-Q for the period ended September 30, 1995.

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

March 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                         Title                      Date
         ---------                         -----                      ----

/s/ Robert T. Ammerman            Chief Executive                March 25, 1999
----------------------------      Officer and Director
Robert T. Ammerman


/s/ R. Charles Blackmon, Jr.      Executive Vice President -     March 25, 1999
----------------------------      Chief Financial Officer
R. Charles Blackmon, Jr.          (principal financial
                                  officer)


/s/ Anne M. Savage                Controller (principal          March 25, 1999
----------------------------      accounting officer)
Anne M. Savage



/s/ William L. Selden             Chairman of the Board          March 25, 1999
----------------------------      and Director
William L. Selden



/s/ Harold Levy                   Director                       March 25, 1999
----------------------------
Harold Levy


/s/ Douglas L. Newhouse           Director                       March 25, 1999
----------------------------
Douglas L. Newhouse

/s/ Ralph Saul                    Director                        March 25, 1999
----------------------------
Ralph Saul



/s/ Robert F. Shapiro             Director                        March 25, 1999
----------------------------
Robert F. Shapiro


                                  Director                        March __, 1999
----------------------------
Kendrick Wilson, III

                   Report of independent public accountants




To American Buildings Company:


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 8, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) hereof is the responsibility of management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP






Atlanta, Georgia
February 8, 1999

                                                                     SCHEDULE ll


                   AMERICAN BUILDINGS COMPANY AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (In Thousands)


                                                                           Additions
                                                               ---------------------------------
                                                                   Charged
                                                Balance at        (Credited)        Charged                            Balance
                                                Beginning          to Costs         to Other                            at End
                                                 of Year         and Expenses       Accounts       Deduction(2)        of Year
                                             ----------------  ---------------- ---------------- ----------------  ----------------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts                 $4,345           $  249          $    0           $ (1,313)          $3,281
                                             ----------------  ---------------- ---------------- ----------------  ----------------
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts                 $3,345           $ (213)         $1,405(1)        $   (192)          $4,345
                                             ----------------  ---------------- ---------------- ----------------  ----------------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts                 $2,589           $1,067          $    0           $   (311)          $3,345
                                             ----------------  ---------------- ---------------- ----------------  ----------------


------------
(1)  Represents the allowance recorded in conjunction with acquired companies.

(2)  Charges to the allowance for purposes for which the allowance was created.